Form 10KSB
period 1999-12-31
GLOBAL BOULEVARD INTERNATIONAL INC
filed 2000-04-17
CIK 1096789

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission file number: 000-28445

                    Global Boulevard International, Inc.
             ---------------------------------------------------
               (Name of Small Business Issuer in its charter)


             Nevada                             88-0392153
 -------------------------------   ---------------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)

    403 East 58th Street, 4th Floor, New York, NY          10022
   ------------------------------------------------     -------------
    (Address of principal executive offices)             (zip code)


                                 1-212-750-1349
                          ---------------------------
                           Issuer's Telephone Number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, par value $.001
                          -----------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer is a developmental stage company, and as such has yet to generate any revenues.

     Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $139,650.

     As of December 31, 1999, the issuer had 11,999,000 shares of common stock outstanding.

     Documents incorporated by reference: None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................3
    Item 2.  Description of Property.......................................22
    Item 3.  Legal Proceedings.............................................22
    Item 4.  Submission of Matters to a Vote of Security Holders...........22

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......23
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....24
    Item 7.  Financial Statements..........................................27
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................28

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................29
    Item 10. Executive Compensation........................................30
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management......26
    Item 12. Certain Relationships and Related Transactions................31
    Item 13. Exhibits and Reports on Form 8-K..............................32

SIGNATURES   ..............................................................33



                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "Plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis or Plan of Operation" and included elsewhere in this report.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

Global Boulevard International, Inc., a new Internet e-Commerce company, hereinafter referred to as "GOBO" or the "Company" or the "Registrant", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on April 16, 1998 (Date of Inception) under the name Registered Agents of Southern Nevada, Inc. The Company amended its Articles on March 25, 1999 changing its name to Global Boulevard International, Inc.

The Company is a development stage Internet e-Commerce company with a principal business strategy to facilitate the hosting, creation, use of database management systems and marketing of international e-commerce web-based businesses through an Interactive WEB site and hosting portal.

The Amended Articles of the Company authorized the issuance of one hundred million (100,000,000) shares of Common stock at par value of $0.001 per share and no shares of Preferred stock.

The Registrant was incorporated on April 16, 1998, in the state of Nevada under the name Registered Agents of Southern Nevada, Inc. On March 25, 1999 the Company changed its name to Global Boulevard International, Inc. In connection with its formation, a total of 1,000,000 shares of its common stock were purchased by its founder of the Company, on March 16, 1999. Between March 20 and April 4, 1999, the Company sold Five Hundred Thousand (500,000) shares of its common stock in connection with a public offering at a price of $0.10 per share.

On September 30, 1998, the Company completed a public offering of shares of common stock of the Company pursuant to Regulation D, Rule 504 of the Securities Act of 1933, as amended, whereby it sold 199,000 shares of the Common Stock of the Company to approximately thirty (30) unaffiliated shareholders of record. The Company filed an original Form D with the Securities and Exchange Commission on or about October 1, 1998.

On April 18, 1998, founding shareholder purchased 700,000 shares of the company's authorized but unissued treasury stock for cash. Additionally, the Company sold Nine Thousand Nine Hundred Fifty Dollars ($9,950) or One Hundred Ninety-nine Thousand (199,000) shares of the Common Stock of the Company during the Offering to approximately thirty (30) shareholders.
The offering was closed September 30, 1998. On January 13, 1999, the Company issued Nine Million Eight Hundred Thousand (9,800,000) restricted shares for One Hundred Forty-two Thousand Dollars ($142,000). On January 13, 1999, the Company purchased Seven Hundred Thousand (700,000) shares of treasury stock. As of December 31, 1999, the Company has ten million six hundred ninety-nine thousand (11,999,000) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty (30) shareholders.

The Company was officially organized on April 16, 1998, under the name Resident Agents of Southern Nevada and activities to date have been limited primarily to organization, initial capitalization, and developing business strategies. Residents Agents of Southern Nevada was an inactive company. In December, 1998, the Company became listed on the NASD Bulletin Board under the trading symbol GOBO; and, subsequently changed its name to Global Boulevard International, Inc.

                                   3
<PAGE

The Company has recently made acquisitions of operating units and has no revenue history, at this time, it anticipates that it will be commencing operations of its first Global Transaction Center in the next six (6) months. The Company faces all of the risks inherent in any new business. These risks include, but are not limited to, competition, changing laws and regulations, the need for additional capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these problems and expenses that are frequently incurred in the operation of a new business venture.


(b) Business of Issuer

Principal Products, Services and Principal Markets
--------------------------------------------------

GLOBAL BOULEVARD INTERNATIONAL, Inc. ("GOBO" or the "Company"), a Nevada Corporation, with a principal business strategy to establish a network of Global Transaction Centers throughout tax-neutral domiciles that will host and facilitate the implementation of international e-commerce activities on behalf of its client companies. These facilities will bring together, in one location, many of the essential technological solutions available for successfully conducting international business through the new emerging Internet e-commerce platform. The basic service packages being offered by the Company are the, "The Global Merchant Management System" and the "The Global Asset Management System". These two on-line service packages are designed to provide complete turn-key platforms that provide the international business owner with a total solution for operating their business and personal financial management within a totally secure on-line environment.


(a)  Limited Operating History

The Company was first incorporated in the State of Nevada on April 16, 1998. Accordingly, the Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks include, without limitation, the lack of broad acceptance of the company's products on the Internet, the possibility that the Internet will fail to achieve broad acceptance, the inability of the Company to generate significant e-Commerce-based revenues from Internet customers, the company's inability to anticipate and adapt to a developing market, the failure of the company's network infrastructure (including its server, hardware and software) to efficiently handle its Internet traffic, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to maintain and increase levels of traffic on its Web site, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

(b)  Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its services through its Web site. Through April 16, 1998 (date of inception) to August 31, 1999, the Company had an accumulated deficit of one hundred forty-five thousand five hundred eight-six $145,586.00) dollars. The Company expects that its operating expenses will increase significantly during the next several years, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

(c)  Dependence on Continued Growth and Viability of the Internet

The Company's future success is substantially dependent upon continued growth in the use of the Internet. To generate product sales, e-Commerce service fees for Global Boulevard International, Inc., the Internet's recent and rapid growth must continue, and e-Commerce on the Internet must become widespread. None of these can be assured. The Internet may prove not to be a viable commercial marketplace. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing Web sites, gross margins for e-Commerce transactions may narrow in the future and, accordingly, the Company's revenues from e-Commerce arrangements may be materially negatively impacted. If use of the Internet does not continue to grow, the Company's business, results of operations and financial condition would be materially and adversely affected. Additionally, to the extent that the Internet continues to experience significant growth in the number of users and the level of use, there can be no assurance that its technical infrastructure will continue to be able to support the demands placed upon it. The necessary technical infrastructure for significant increases in e-Commerce, such as a reliable network backbone, may not be timely and adequately developed. In addition, performance improvements, such as high-speed modems, may not be introduced in a timely fashion. Furthermore, security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit cared numbers, may remain. Issues like these could lead to resistance against the acceptance of the Internet as a viable commercial marketplace. Also, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services could result in slower response times and adversely affect usage of the Internet. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

The Internet may not be commercially viable in the long term for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies, performance improvements and security measures. To the extent that the Internet continues to experience significant growth in the number of users, their frequency of use or their band width requirement, there can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and Global Boulevard International, Inc., in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than expected, if the infrastructure for the Internet and other online services does not effectively support growth that may occur, or if the Internet and other online services do not become a viable commercial marketplace, the Company's business, results of operations and financial condition would be adversely affected.

(d)  Risk of System Failures

The Company's ability to facilitate trade successfully and provide high quality customer service, depends on the efficient and uninterrupted operation of its computer and communications through its designated Internet Service Provider (ISP). These systems and operations are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunication failures, break-ins, sabotage, intentional acts of vandalism and similar events. The Company does not have fully redundant systems, a formal disaster recovery plan or alternative providers of hosting services and does not carry business interruption insurance to compensate it for losses that may occur. Despite any precautions taken by, and planned to be taken by the Company, the occurrence of a natural disaster or other unanticipated problems with its ISP could result in interruptions in the services provided by the Company.

In addition, the failure by the ISP to provide the data communications capacity required by the Company, as a result of human error, natural disasters other operational disruption, could result in interruptions in the Company's service. Any damage to or failure of the systems of the Company could result in reductions in, or terminations of, the Global Boulevard International, Inc. service, which could have a material adverse effect on the Company's business, results of operations and financial condition. In the case of frequent or frequent or persistent system failures, the Company's reputation and name brand could be materially adversely affected. Although the Company has implemented certain network security measures, the Company and its IPS are also vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays, loss of data or the inability to complete customer auctions. In addition, although the Company works to prevent unauthorized access to Company data, it is impossible to eliminate this risk completely. The occurrence of any and all of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

(e)  Competition

The Company believes that the principal competitive factors in its market are volume and pricing, identification of buyers and sellers, community cohesion and interaction, customer service, reliability of delivery and payment by users, convenience and accessibility, quality of search tools and system reliability. The Company's major competitors, include: FirstEcomm.com, First Atlantic Commerce.com and Planet Payment.com, who have somewhat longer operating histories, larger customer bases, greater recognition and significantly greater financial, marketing, technical and other resources than the Company. This does not preclude other companies from taking the same approach to sell products in the manner, if this did happen it could have a material adverse effect on the Company's business, results of operations and financial condition.

Therefore, certain of the Company's competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to systems development than the Company or may try to attract traffic by offering wider services. Increased competition may result in reduced operating margins, loss of market share and diminished value in the Company's brands. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, the Company may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, results of operations and financial condition. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company by enabling the Company's competitors to offer a lower-cost service. Any and all of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

(f) Potential Fluctuations in Operating Results; Quarterly Fluctuations

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's
control. See "--Limited Operating History."   As a strategic response to
changes in the competitive environment, the Company may from time to time make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

In particular, in order to accelerate the promotion of Global Boulevard International, Inc., the Company intends to heavily market it Web site. The Company believes that it may experience seasonality in its business, with use of the Internet and Global Boulevard International, Inc. being somewhat lower during the summer vacation and year-end holiday periods. Website hits (and therefore potential revenues) may be expected to decline accordingly in those periods. Additionally, seasonality may affect significantly any potential advertising revenues during the first and third calendar quarters, as advertisers historically spend less during these periods.

There can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition. In addition to selling its brands, it is the Company's strategy is to generate additional revenues through e-Commerce arrangements including for other companies to advertise on the company's Web site. There can be no assurance that the Company will receive any material amount of revenue under these agreements in the future. The foregoing factors, in some future quarters, may lead the Company's operating results to fall below the expectations.

(g)  Risk Of Capacity Constraints And Systems Failures

A key element of the Company's strategy is to generate a volume of user traffic to its Web site. The Company's ability to attract customers and to achieve market acceptance of its products depends significantly upon the performance of the Company and its network infrastructure (including its server, hardware and software). Any system failure that causes interruption or slower response time of the Company's products and services could result in less traffic to the Company's Web site and, if sustained or repeated, could reduce the attractiveness of the Company's products. An increase in the volume of user traffic could strain the capacity of the Company's technical infrastructure, which could lead to slower response time or system failures, and could adversely affect the delivery of the number of impressions that are owed to advertisers and thus the Company's advertising revenues. In addition, as the number of Web pages on and users of Global Boulevard International, Inc. increase, there can be no assurance that the Company and its technical infrastructure will be able to grow accordingly, and the Company faces risks related to its ability to scale up to its expected customer levels while maintaining superior performance. Any failure of the Company's server and networking systems to handle current or higher volumes of traffic would have a material adverse effect on the Company's business, results of operations and financial condition. The Company is also dependent upon third parties to provide potential users with Web browsers and Internet and online services necessary for access to the site. In the past, users have occasionally experienced difficulties with Internet and online services due to system failures, including failures unrelated to the Company's systems.

Any disruption in Internet access provided by third parties could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company is dependent on hardware suppliers for prompt delivery, installation and service of equipment used to deliver the Company's products and services. The Company's operations are dependent in part upon its ability to protect its operating systems against damage from human error, fire, floods, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have redundant, multiple-site capacity in the event of any such occurrence. The Company's servers are also vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with the Company's computer systems. The occurrence of any of these events could result in the interruption, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company's reputation could be materially and adversely affected.

(h)  Risks Associated With New Services, Features and Functions

There can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market acceptance. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation and diminish the value of its brand name. Expansion of the Company's operations in this manner would also require significant additional expenses and development, operations train the Company's management, financial and operational resources. The lack of market acceptance of the Company's products would result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

(i)  Online Commerce Security Risks

A significant barrier to online commerce and communications is the secure transmission of confidential information over public networks. Global Boulevard International, Inc. plans to accept credit cards for purchases of its products. The Company will rely on encryption and authentication technology licensed from third parties to provide the security and authentication technology to effect secure transmission of confidential information, including customer credit card numbers. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the technology used by the Company to protect customer transaction data.

If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's reputation and, therefore, on its business, results of operations and financial condition. Furthermore, a party who is able to circumvent the Company's security measures could misappropriate proprietary information or cause interruptions in the Company's operations. The Company may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Concerns over the security of transactions conducted on the Internet and other online services and the privacy of users may also inhibit the growth of the Internet and other online services generally, and the Web in particular, especially as a means of conducting commercial transactions. To the extent that activities of the Company involve the storage and transmission of proprietary information, such as credit card numbers, security breaches could damage the Company's reputation and expose the Company to a risk of loss or litigation and possible liability. There can be no assurance that the Company's security measures will prevent security breaches or that failure to prevent such security breaches will not have a material adverse effect on the Company's business, results of operations and financial condition.

(j)  Risks Associated with Acquisitions

If appropriate opportunities present themselves, the Company would acquire businesses, technologies, services or product(s) that the Company believes are strategic.

The Company currently has no understandings, commitments or agreements with respect to any other material acquisition and no other material acquisition is currently being pursued. There can be no assurance that the Company will be able to identify, negotiate or finance future acquisitions successfully, or to integrate such acquisitions with its current business. The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures and may absorb significant management attention that would otherwise be available for ongoing development of the Company's business. Moreover, there can be no assurance that the anticipated benefits of any acquisition will be realized. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

(k) Risks Associated With International Operations

A component of the Company's strategy is to offer its products online to international customers. Expansion into the international markets will require management attention and resources. The Company has limited experience in localizing its service, and the Company believes that many of its competitors are also undertaking expansion into foreign markets. There can be no assurance that the Company will be successful in expanding into international markets. In addition to the uncertainty regarding the Company's ability to generate revenues from foreign operations and expand its international presence, there are certain risks inherent in doing business on an international basis, including, among others, regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, different accounting practices, problems in collecting accounts receivable, political instability, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely affect the success of the Company's international operations.
To the extent the Company expands its international operations and has additional portions of its international revenues denominated in foreign currencies, the Company could become subject to increased risks relating to foreign currency exchange rate fluctuations. There can be no assurance that one or more of the factors discussed above will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, results of operations and financial condition.

2)  Distribution Methods of the Products and Services

The Company will be significantly dependent on a number of third-party relationships to supply product(s), to increase website traffic to the Company's website. The Company is generally dependent on other Web site operators that provide links to Global Boulevard International, Inc.

The Company does not have any agreements with any Web site operators that provide links to Global Boulevard International, Inc., and, if the Company can established such links the other Web site operators may terminate such links at any time without notice to the Company. There can be no assurance that third parties will regard their relationship with the Company as important to their own respective businesses and operations.

There can be no assurance that the Company will ever develop a relationships with third parties that supply the Company with links to their Web site. In particular, the elimination of a pre-installed bookmark on a Web browser that directs traffic to the Company's Web site could significantly reduce traffic on the Company's Web site, which would have a material adverse effect on the Company's business, results of operations and financial condition. Additionally, at this time, the Company has not entered into any agreements with any suppliers to ship and provide products.

3) Status of Any Announced New Product or Service

Global Boulevard International, through its global transaction centers, plans to provide a full range of capabilities that companies conducting international trade need to strengthen the bonds that exist between themselves and their customers around the world. This includes, but is not limited to the Company's five subsidiaries, i.e,:

o Fidelity Management, Ltd.
o Caribbean Financial Services, Inc.
o Worldwide Marketing, Inc.
o Caribean Electronic Network Trading, Inc.
o Global Digital, Inc.

Fidelity Management Ltd. is Global Boulevard International's corporate services arm. Through this company International Business Corporations (IBC's) are formed and serviced on an annual basis. The revenues generated from this business are derived from the initial fee for forming the company, along with an annual custodial fee. As these companies are the vehicles through which business is conducted within the tax-neutral domicile, they are a necessity of all the clients of the Global Transaction Centers.

The legal services business provides an attractive and steady income stream for Global Boulevard International. Once an International Business Corporation is established, these will generate additional yearly revenues to CFS for maintaining and servicing the IBC. CFS anticipates that a very high percentage of the IBC formations it helps form will follow on and become clients of the financial services hosting facilities of the Global Transaction Center. Fidelity Management Ltd. is also in the process of developing a trust management services capability that will function in a similar manner as it does for corporate services. The formation and administration of trusts will be the starting point for Global Boulevard International's "Global Asset Management System" and all the various investment, portfolio management, and estate planning services which will be plugged-in to the on-line operating system.

Caribbean Financial Services Inc., a Global Boulevard International subsidiary, provides the hosting facilities for the Global Transaction Center. Within this facility, all the various on-line banking, merchant accounts and credit card functions are coordinated for an Internet-based business. Additionally, resources that can facilitate on-line international Internet-based business activities are made available to the Company's clients via this Global Transaction Center.

Caribbean Financial Services Inc. (CFS), the first of the Global Transaction Centers, is the company's Caribbean financial and management services company. It is organized to provide a total solution platform to companies utilizing this facility for global e-commerce within the domicile of select Caribbean based free trade zones.

CFS has assembled the necessary components for operating in this well-known tax-neutral domicile as an global e-commerce enterprise, including; on-line banking and credit card merchandising facilities, database collection and management systems, and hosting upon a secure transaction server.

The Company will offer their clients financial and merchant facilities in any currency; multilingual translation services that eliminate language barriers; database collection and management systems, as well as marketing tools that allow customized interaction customer by customer.

The Company's strategy is analogous to what multi-national companies have employed in order to manage and optimize their corporate operating expenses and profits. In establishing a new Internet-based company, the Company plans to offer services which establish domiciles in a tax-neutral location. Internet-based companies can therefore be selective in the jurisdiction under which their sales and profits are booked and taxed through utilization of Global Boulevard International's global transaction center.

The Internet-based financial management services that CFS will offer to companies establishing their international e-commerce activities through our Global Transaction Center include:

o A wide range of on-line banking facilities
o Credit card issuing facilities
o Merchant account facilities
o Electronic cash processing services
o Intranet and Internet design and construction
o Database tracking and management tools
o Database mining applications
o Internet marketing programs
o Multi-language translations and conversions

The competitive attributes of CFS's Internet-based financial management services are cost-effectiveness, user-friendliness and increased profitability. Through offering its existing clients access to CFS's electronic processing systems for e-commerce applications, the tax-neutral financial sector will be able to enable the migration of their clients' commercial activities onto a platform which allows a 24 hour a day, 7 days a week global presence.

Additionally, CFS will provide an apt marketing vehicle for generating new clients to the tax-neutral financial industry, as new and existing Internet-based commercial enterprises will realize the advantages such facilities provide. The ease of communication as well as benefits of on-line transaction processing brings a level of service that is historically unprecedented. There are already indications that the offshore financial industry has begun to realize the enormous potential of e-commerce as the next great engine for its economic development.

GOBO can offer an Internet-based business owner, a global transaction center that provides key elements in complying with the requirements that the location of the sale actually occurs within a tax-neutral domicile.

In addition to providing the hosting portal for Internet-based businesses in a tax-neutral domicile, Global Boulevard International provides the tools required for those businesses to maximize their effectiveness in truly serving the global marketplace.

GOBO has identified the essential elements required by Internet-based companies to operate within this incessantly new global marketplace and complements them with an array of value-added components. Through facilitation of a totally secure transaction center that provides the financial tools required for on-line buying, selling and banking activities, the business operator can conduct their Internet-based business from anywhere in the world, via computer, with total effectiveness and security.

Transaction Based Revenue Model

The Company anticipates the projected revenues for the Global Transaction Center, CFS, will come from the total merchant transactions booked through its facilities. The gross margins and profitability of those transaction revenues will be determined by a number of factors, including; underlying bank charges, volume of transactions, risk of purchases, and competitive rate pricing pressures. The Company expects to realize 0.5 to 1 percent on each transaction processed.

In early discussions with banking officers it was determined that there was a significantly large and unmet need to provide hosted facilities for their own clients. Paralleling in effect the techniques and strategies which have hitherto been available only to multinationals in their tax minimization efforts. The tax-neutral domicile of international e-commerce offers a level playing field to all prospective participants.

Such realization has led to a marketing strategy of not only servicing these client companies who already are tax-neutrally domiciled, but to also to solicit such target companies located within national markets who may wish to use the Internet as their international sales channel. It is therefore quite appropriate that a Brazilian, Spanish, Hong Kong or American company would want avail themselves of such a transaction portal, as they become increasingly aware of its manifold advantages.

In predicting the estimated revenues of our Global Transaction Centers we have looked at a wide variety of business models that would, in time, seek to utilize these facilities. For instance, there are currently billions of dollars of transactions conducted by the offshore financial sector on behalf of their clients. Most of these businesses will soon be inevitably transposing their activities to an Internet platform as the world becomes wired up and many, if not most, will seek a tax-neutral presence where a transaction host will be an essential requirement for such international business activities.

The last five years has seen the emergence of Internet-based companies whose market valuations make them worth, at least a current market levels, equal to
or greater than the traditionally leading companies in their industry.   Until
the advent of the Internet, these industry leaders had been the dominant players their particular fields and generally still exceed the new Internet upstarts in revenues and profits. However, as companies such as Microsoft have shown, revenues and profitability can be extraordinary as the new business model moves into broad market penetration.

It is very conceivable that there will be new Internet companies in the future that decide to be primarily situated from the beginning within a tax-neutral domicile, as the medium allows the first true departure from bricks and mortar. These companies will most certainly be likely candidates for the Global Transaction Centers.

Operationally, the use of the Global Transaction Center's facilities is a matter of directing the purchaser's order from the website to the transaction center's server. This means that the Internet-based business will not be required to do anything different in designing or hosting their website, other than providing for this one essential functional aspect.

In addition to CFS, which will be Global Boulevard International's primary Caribbean transaction center, negotiations are now underway to establish capabilities via Nevis and Bermuda. The decision to use a particular transaction center will be up to the client and the participating banks. It is anticipated that Bermuda is especially well suited for the broad-bandwidth digital media distribution business due to the substantial investments made over the last few years by the telecommunications companies in high capacity fiber optic cables.

The development of an investment and advisory component to the Global Boulevard International e-commerce platform is a natural complement to addressing the needs and requirements of its marketplace. For a new business owner who wants to manage their capital reserves or an already existing IBC that needs more efficient execution of their trading activities, the use of state-of-the-art Internet tools is essential.

Global Management Services will provide access to advisors who are extremely qualified in the strategic business and legal aspects that must be considered in structuring a person's and businesses' international planning and corporate formation. As each business situation has its own unique considerations, there are clear advantages to be able to offer clients such advisory facilities on a "in-house" basis.

In determining the potential value of this advisory business to the overall revenues of Global Boulevard International it is probable that the total volume of revenues maybe small compared to other areas of the business. However, the intrinsic value will be substantial to insuring the highest quality service to clients.

Worldwide Marketing Inc. is Global Boulevard International's Internet marketing and sales subsidiary. The new global business model requires state-of-the-art strategies and marketing programs that are tailored to the design and layout of websites, utilizing advanced, "cutting-edge" techniques to generate maximum "traffic" to the clients' website.

An important component of the new Internet model of marketing is database collection, management and customer profiling. The Company plans to offer marketing services with an in-depth understanding of shoppers and buyers. The Internet provides an unparalleled way to capture customer data as they interact with through a website. This requires the proper "back-end" systems to be in place. Through Worldwide Marketing, the Company's clients will have access to leading edge solutions to both capturing this information and then utilizing it to develop cost-effective marketing and customer service programs.

Global Internet Marketing

Worldwide Marketing Inc. is an Internet database marketing company with extensive experience in consumer and business-to-business marketing. It provides services in Internet database management and production coordination for developing catalog/shopping cart, lead tracking and customer profiling capabilities.

Database marketing collects information on Internet customers to learn how they might be better served, thereby increasing our client's value to their customers. Worldwide Marketing Inc. plans to capture, at the point-of-sale, data on customer purchasing behavior. This customer data allows businesses to understand and treat their Internet customers as individuals. Once customers are recognized as individuals, thereby creating a unique two-way relationship with them based on knowledge of their individual habits and preferences.

The resulting interactive dialogue becomes mutually reinforcing: the business learns more and more about individual customers while individual customers become increasingly reliant on, and loyal to, the businesses that serve their specific needs. This is the underlying notion of customer share determining who your best (i.e.: most profitable) customers are and maximizing sales to them.

Worldwide Marketing Inc. consults with clients to determine the database marketing applications that best meet their strategic goals of increasing customer share and profitability.

Database Marketing Services include:

o Database design
o Database management
o Data conversion
o Reports and analysis
o Pinpoint targeting
o Geodemographic analysis

Database Management Software Design

Worldwide Marketing Inc. plans to provide the Global Boulevard International e-commerce client with leading-edge web application development and data management software design. All marketing begins with an effective and evolving understanding of the customer's needs and habits. Worldwide Marketing supports this understanding through its implementation of user tracking software and associated reporting facilities.

Additionally, the development of an in-depth understanding of your business's needs and goals through the collection and management system design is critical and leads to better definition of your specific requirements. This then follows with the optimum design and code utilizing the industry standard Unified Modeling Language methodology.

Through Worldwide Marketing, the Company's clients will have access to state-of-the-art data management and decision support tools that capture data and transform it into information critical to developing effective and efficient marketing and customer service programs.

Caribbean Electronic Network Trading, Inc. is Global Boulevard International's subsidiary for servicing the investment management needs. With the rise of on-line trading systems now accounting for over 25% of the volume on the US stock exchanges, on-line trading has emerged as the largest area of Internet business, by dollar turn-over. Through Caribbean Electronic Network Trading Inc., GOBO's clients will have access to the world's various securities markets for trading and investing on behalf of their International Business Corporation. Customized customer interface and portfolio management tools will allow them to trade and invest with ease and low transaction costs.

As previously outlined in the foregoing sections, GOBO has organized the components in establishing a corporate presence within the tax-neutral domicile. Many of these same elements are extremely useful in implementing the on-line systems for managing, remotely, one's corporate assets. Caribbean Electronic Network Trading (CENTRADE) plans to build upon these components and provide the two additional functional systems needed for on-line trading -- execution systems and a portfolio management interface.

The launch of CENTRADE will occur once Global Boulevard International has finished building the customized customer interface that will link the clients' Trust or IBC with the trading execution systems of selected brokerage firms.
As the Global Boulevard International orientation is to truly serve the global marketplace, linkages will be structured to most of the world's exchanges.

Once of the purposes of the commodities and futures exchanges is to protect the buyers and sellers of the underlying products. With an increasingly interconnected and wired global marketplace, it is conceivable that most producers and buyers of products and services, of one sort or another, will consider it fundamental good business practice to hedge their production and purchases. CENTRADE will provide the on-line means to do this in a way that fully integrates with their primary financial management systems.

Global Digital Inc., is Global Boulevard International's digital media subsidiary. The transmission of full quality video streaming is now the reality as higher bandwidth data transfer rates are established. Already, its increasing use by entertainment and corporate communications groups is changing the initial restricted text driven Internet format to one of a live, consumer interactive audiovisual medium. Global Digital, through its affiliation with Atlantic Coast Digital Concepts Inc., a leader in digitizing and authoring new media, can offer the full power of video streaming technologies. Global Digital intends to bring this leading edge position into the international marketplace and creatively apply it for more effective communications and marketing programs.

Global Digital Inc. plans to provide the Global Boulevard International client access to the very latest tools in effectively communicating with their customers and marketplace. While the rise of the Internet has created a common platform for companies and their customers to interact together, the quality of the experience lacks much of the qualitative aspects of person-to-person contact that the telephone or one-on-one meetings provide.

Global Digital plans to provide for its clients with the implementation of broadband communications networks. This includes streamed video solutions that essentially bring people face-to-face. The underlying technology that makes this work involves the digitalization of video media this is essential process with all of its various ramifications.

Basically, the procedure involves converting raw audio and video product to Motion Picture Expert Group Compression Code (MPEG) format. MPEG is the current standard for conversion allows the further transmission and use within the broadband distribution format of such material.

While it is not possible to describe all the various elements that come into play in utilizing this new media process, its important complement to the GOBO array of services is quite compelling. From Internet broadcasting to streaming commercials and corporate videos, the applications are extensive and potentially critical to truly successfully operating within an increasingly competitive global marketplace.

The potential revenues and profitability to Global Boulevard International and the ability to increase the power of their clients' marketing programs are substantial. Already, Global Digital has begun applying the technological capabilities to the area of corporate news distribution.

Global Strategic Partnerships

An important development of the new Internet economy is the rise of the interconnected enterprise. An e-commerce facility or portal such as Global Boulevard International plans to provide the fundamental operating environment for the global e-commerce company, value-added resources that contribute to the overall success of that enterprise are critically important.

Internet marketing program development involves implementing link exchanges, affiliate and strategic relationships, as well as many other techniques for generating greater traffic to a website. The use of these and many other Internet-based tools contribute to the quality and value of the business experience of the customer who is on-line with you.

In a global marketplace, limitations of time and space only exist for those who do not provide for customers who may not speak the same language, use the same currency, or share the same cultural context. These are the challenges and opportunities that the Internet-based business must address in successfully meeting the requirements of their potential and actual customers.

Global Boulevard International is based upon a realizable vision of what an interconnected world will be like in the future. Rather than thinking only within the "box" of our own business and limiting ourselves to the particular set of capabilities we may have in-house, ours will be an open system where we take the best available and find ways to integrate them into the resources offered to their clients.

Interconnectedness is the model and realization of the new global reality. Global Boulevard International is built upon this vision and it guides the integrated systems design underlying the many diverse components it has brought together. Strategic partnerships are an integral part of the Global Boulevard International business model and represents the spirit that inspires its organization.


4)  Industry Background

Global commerce and the online exchange of information is new and evolving, it is difficult to predict with any assurance whether the Web will prove to be a viable commercial marketplace in the long term. The Web has experienced, and is expected to continue to experience, significant growth in the numbers of users and amount of traffic. To the extent that the Web continues to experience increased numbers of users, frequency of use or increased bandwidth requirements of users, there can be no assurance that the Web infrastructure will continue to be able to support the demands placed on it by this continued growth or that the performance or reliability of the Web will not be adversely affected.

Industry estimates that spending on Internet advertising in the United States will grow from $940 million in 1997 to $7.7 billion in 2002. The Internet has become a compelling advertising vehicle that provides advertisers with targeting tools not available from traditional advertising media. The interactive nature of the Internet and the development of "click-through" advertising banners and other feedback tools enable advertisers to measure impression levels, establish a dialogue with users and receive "real-time" direct feedback from their target markets.

Such feedback provides advertisers with an effective means to measure the attractiveness of their offerings among targeted audiences and make modifications to their advertising campaigns on short notice. Community sites are generally able to provide advertisers significantly more information regarding consumers than other Web sites because they collect detailed demographic data and facilitate the development of user-created affinity groups. The ability to target advertisements to broad audiences, specific regional populations, affinity groups or individuals makes community Web site advertising a highly versatile and effective tool for delivering customized and cost-effective messages. One indicator of the Internet's popularity as an advertising medium is the growing number and diversity of Internet advertisers.

Most early Internet advertisers were technology and Internet-related companies. Today, a growing number of Internet advertisers consist of traditional, consumer product and service companies. The diverse audience of users accessing community sites has made such sites especially attractive to consumer product and service companies advertising on the Internet. The Company believes that this trend should continue, and that a wide variety of companies outside the technology and Internet industries, such as financial services, consumer goods, automotive and pharmaceutical companies, are or will be increasingly using the Internet, and community sites in particular, to advertise.

Furthermore, the Web has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face such outages and delays in the future, including outages and delays resulting from the inability of certain computers or software to distinguish dates in the 21st century from dates in the 20th century. These outages and delays could adversely affect the level of Web usage and also the level of traffic for Global Boulevard International, Inc. In addition, the Web could lose its viability due to delays in the development or adoption of new development or adoption of new standards and protocols to handle increased levels of activity or due to increased governmental regulation.

The Internet allows marketers to collect meaningful demographic information and feedback from consumers, and to rapidly respond to this information with new messages. This offers a significant new opportunity for businesses to increase the effectiveness of their direct marketing campaigns. In traditional media, a significant portion of all advertising budgets are spent on direct marketing because of its effectiveness. However, the effectiveness of direct marketing campaigns is dependent upon the quality of consumer data used to develop and place complementary products, services or facilities are developed and the Web becomes a viable commercial marketplace in the long term, the Company might be required to incur substantial expenditures in order to adapt its products to changing Web technologies, which could have a material adverse effect on the Company's business, results of operations and financial condition.


(a) E-Commerce and Direct Marketing.

The Internet has become a significant marketplace for buying and selling goods and services. Industry estimates that the amount of goods or services purchased in online consumer transactions will grow from approximately $2.6 billion in 1997 to approximately $37.5 billion in 2002. Improvements in security, interface design and transaction-processing technologies have facilitated an increase in online consumer transactions. Early adopters of such improvements include online merchants offering broad product catalogs (such as books, music CDs and toys), those seeking distribution efficiencies (such as PCs, flowers and groceries) and those offering products and services with negotiable pricing (such as automobiles and mortgages). The Company believes that as the volume of online transactions increases, traditional retailers will offer a wide variety of products and services online. The Company believes that online companies provide businesses an opportunity to link Internet customers with like interests. The Internet allows marketers to collect meaningful demographic information.

The Company's business strategy relies on advertising by and agreements with other Internet companies. Any significant deterioration in general economic conditions that adversely affected these companies could also have a material adverse effect on the Company's business, results of operations and financial condition.

5)  Raw Materials and Suppliers

The Company is a Internet e-Commerce business, and thus does not use any raw materials or have any principal suppliers of raw materials.

6) Customers

The Company believes that establishing and maintaining brand identity for its services is a critical aspect of its efforts to attract new customers, Internet and commerce relationships. In order to attract new customers, and commerce vendors, and in response to competitive pressures, the Company intends to make a commitment to the creation and maintenance of brand loyalty among these groups. The Company plans to accomplish this, although not exclusively, through advertising its Web site through the various search engines, through other Web sites, marketing its site to businesses/customers through e-mail, online media, and other marketing and promotional efforts.

There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by the Company in building its brands. Further, there can be no assurance that any new users attracted to Global Boulevard International, Inc. will conduct transactions over Global Boulevard International, Inc. on a regular basis. If the Company fails to promote its brand or incurs substantial expenses in an attempt to promote and maintain its brand or if the Company's existing or future strategic relationships fail to promote the Company's brand or increase brand awareness, the Company's business, results of operations and financial condition would be materially adversely affected.

7) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company regards substantial elements of its future Web site and underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

Legal standards relating to the validity, enforceability and scope of protection of certain proprietary rights in Internet-related businesses are uncertain and still evolving, and no assurance can be given as to the future viability or value of any of the Company's proprietary rights. There can be no assurance that the steps taken by the Company will prevent misappropriation or infringement of its proprietary information, which could have a material adverse effect on the Company's business, results of operations and financial condition. Litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets or to determine the validity and scope of the proprietary rights of others. Such litigation might result in substantial costs and diversion of resources and management attention. Furthermore, there can be no assurance that the Company's business activities will not infringe upon the proprietary rights of others, or that other parties will not assert infringement claims against the Company, including claims that by directly or indirectly providing hyperlink text links to Web sites operated by third parties. Moreover, from time to time, the Company may be subject to claims of alleged infringement by the Company or service marks and other intellectual property rights of third parties. Such claims and any resultant litigation, should it occur, might subject the Company to significant liability for damages, might result in invalidation of the Company's proprietary rights and, even if not meritorious, could result in substantial costs and diversion of resources and management attention and could have a material adverse effect on the Company's business, results of operations and financial condition.

8)  Regulation

The law relating to the liability of online companies is currently unsettled. It is possible that claims could be made against online e-Commerce companies under both United States and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their Web site. Several private lawsuits seeking to impose such liability upon other online companies are currently pending.

9)  Effect of Existing or Probable Government Regulations

Government legislation has been proposed that imposes liability for or prohibits the transmission over the Internet of certain types of information. The imposition upon the Company and other online providers of potential liability for information carried on or disseminated through their services could require the Company to implement measures to reduce its exposure to such liability, which may require the Company to expend substantial resources and/or to discontinue certain service offerings. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could impact the growth of Internet use.

The Company does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. There can be no assurance, however, that State government will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition. Several States have also proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also recently settled a proceeding with one online service regarding the manner in which personal information is collected from users and provided to third parties. Changes to existing laws or the passage of new legislation, could create uncertainty in the marketplace that could reduce demand for the services of the Company or increase the cost of doing business as a result of litigation costs or increased service delivery costs, or could in some other manner have a material adverse effect on the Company's business, results of operations and financial condition. In addition, because the Company's services are accessible worldwide, and the Company may facilitate sales of goods to users worldwide, other jurisdictions may claim that the Company is required to qualify to do business as foreign corporation in particular state or foreign country.

Due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Although sections of the Communications Decency Act of 1996 (the "CDA") that, among other things, proposed to impose criminal penalties on anyone distributing "indecent" material to minors over the Internet, were held to be unconstitutional by the U.S. Supreme Court, there can be no assurance that similar laws will not be proposed and adopted. Certain members of Congress have recently discussed proposing legislation that would regulate the distribution of "indecent" material over the Internet in a manner that they believe would withstand challenge on constitution law. Any new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to the Company's business, for third-party activities and jurisdiction. The adoption of new laws or the application of existing laws may decrease the growth in the use of the Internet, which could in turn decrease the demand for the Company's services, increase the Company's cost of doing business or otherwise have a material adverse effect on the Company's business, results of operations and financial condition.

The Company does not believe that such regulations, which were adopted prior to the advent of the Internet, govern the operations of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. There can be no assurance, however, that State government will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition.

10) Research and Development Activities

The Company, among other things, plans to develop and market its Web site, enhance its services, implement and execute its business and marketing strategy successfully, continue to develop and upgrade its technology and information-processing systems, meet the needs of a changing market, provide superior customer service, respond to competitive developments and attract, integrate, retain and motivate qualified personnel provided the company can generate sales and profit.

The Company also needs to develop and identify services that achieve market acceptance by its users and e-Commerce customers. There can be no assurance that any Internet company, including Global Boulevard International, Inc., will achieve market acceptance. Accordingly, no assurance can be given that the Company's business model will be successful or that it can sustain revenue growth or be profitable. The market for Internet products is new, rapidly developing and characterized by an increasing number of market entrants. As is typical of any new and rapidly evolving market, demand and market acceptance for recently introduced products are subject to a high level of uncertainty and risk. Moreover, because this market is new and rapidly evolving, it is difficult to predict its future growth rate, if any, and its ultimate size. If the market fails to develop, develops more slowly than expected or becomes saturated with competitors, or if the Company's products do not achieve or sustain market acceptance, the Company's business, results of operation may be materially and adversely affected.

There can be no assurances the Company will be successful in accomplishing all of these things, and the failure to do so could have a material adverse effect on the company's business, results of operations and financial condition.

11)  Impact of Environmental Laws

The Company is not aware of any federal, state or local environmental laws which would effect is operations.

12)  Employees

The Company currently has one (1) employee: one President. The Company has no intention at this time to add employees.

(i) The Company's performance is substantially dependent on the performance of its President and CEO, Parker David Dale. In particular, the Company's success depends on his ability to develop, design and market the company's Web site and services through the various Internet search engines.

(ii) The Company does not carry key person life insurance on any of its personnel. The loss of the services of any of its executive officers or other key employees could have a material adverse effect on the business, results of operations and financial condition of the Company. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel.

(iii) There can be no assurance that the Company will be able to retain its key managerial and technical personnel or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the
future.   The inability to attract and retain the technical and managerial personnel necessary to support the growth of the Company's business, due to, among other things, a large increase in the wages demanded by such personnel, could have a material adverse effect upon the Company's business, results of operations and financial condition.

13)  Year 2000 Implications

The Year 2000 issue is the potential for system and processing failures of date-related data and the result of computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transaction The Company may be affected by Year 2000 issues related to non-compliant information technology ("IT") systems or non-IT systems operated by the Company or by third parties.

Company has not completed any assessment of internal and external (third-party) IT systems and non-IT systems. At this point, the Company is not currently aware of any Year 2000 problems relating to systems operated by the Company or by third parties that would have a material effect on the Company's business, results of operations or financial condition, without taking into account the Company's efforts to avoid such problems. Based on its assessment to date, the Company does not anticipate that costs associated with remediating the Company's non-compliant IT systems or non-IT systems will be material, although there can be no assurance to such effect.

Such a failure could prevent the Company from operating its business, prevent users from accessing the Company's Web site, or change the behavior of advertising customers or persons accessing the Company's Web site.

The Company believes that the primary business risks, in the event of such failure, would include, but not be limited to, lost of potential revenues, increased operating costs, loss of customers or persons accessing the Company's Web site, or other business interruptions of a material nature, as well as claims of mismanagement, misrepresentation, or breach of contract, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

14)  The Industry & Potential Effect on the Company's Plan of Operations

The rapid adoption of the Internet as a means to gather information, communicate, interact and be entertained, combined with the vast proliferation of Web sites, has made the Internet an important new mass medium. Industry estimates that the number of Web users exceeded 68 million in 1997, and will grow to over 319 million by 2002. The Internet enables advertisers to target advertising campaigns utilizing sophisticated databases of information on the users of various sites. As a result, the Internet has become a compelling means to advertise and market products and services. With the volume of sites and vast abundance of information available on the Internet, users are increasingly seeking an online home where they can interact with others with similar interests and quickly find information, products and services related to a particular interest or need.

These community sites offer a single location where users can build their personal Web sites and place them among the sites of others having similar interests. In addition, community sites generally offer services including access to e-mail accounts, chat rooms, news, and entertainment services, among other features. By satisfying the needs of its users, communities seek to establish a close relationship with their audience. As a result, the Company believes that users tend to be loyal to and spend more time online at community sites. The Company hopes to advertise their products at these community sites.

The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and customer demands, and frequent new product introductions and enhancements. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. The Company's future success will depend in part on its ability to continually improve the performance, features and reliability of the site in response to both evolving demands of the marketplace and competitive product and service offerings; and, there can be no assurance that the Company will be successful in doing so. Accordingly, the Company's future success will depend on its ability to adapt to rapidly changing technologies, to adapt to evolving industry standards and to continually improve the performance, features and reliability of its service in response to competitive service and product offerings and evolving demands of the marketplace. The failure of the Company to adapt to such changes would have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures by the Company to modify or adapt its services or infrastructure, which could have a material adverse effect on the Company's business, results of operations and financial condition.

15) Present Licensing Status

None -- Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 403 East 58th Street, 4th Floor, New York, NY 10022, Phone: 212-750-1349. The office space is provided by one of the Directors of the Company at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS.

As of the date hereof, GOBO is not a party to any material legal proceedings, and none are known to be contemplated against GOBO.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "GOBO" and commenced its trading under that symbol on December 15, 1998, under the original trading symbol "RGAG".
The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions. These bid quotations have not been adjusted retroactively by any stock split.

                                         Common Stock
PERIOD                              HIGH             LOW
------                              ----             ---
Calendar Year 1998
------------------
Fourth Quarter ended 12/31/99       $0.00            $0.00

Calendar Year 1999
------------------
First Quarter ended 3/31/99         $0.75            $0.05
Second Quarter ended 6/30/99        $0.50            $0.05
Third Quarter ended 9/30/99         $0.62            $0.05
Fourth Quarter ended 12/31/99       $0.62            $0.05




(ii) Holders
------------

The approximate number of holders of record of common stock as of December 31, 1999 was approximately thirty (30).

(iii) Dividends
---------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

(iv) Recent Sales of Unregistered Securities
--------------------------------------------

On April 18, 1999, the Company issued 700,000 shares of its $.001 par value common stock for cash of $700.

On June 1, 1998, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended, and exemptions from state registration pursuant to various state security transactional exemptions. The Company sold 199,000 shares of common stock at for a total amount of $9,950. Of the total proceeds, $199.00 is considered common stock, and $9,751 is considered additional paid-in capital.

On January 13, 1999, the Company issued 11,100,000 shares of common stock for a total amount of $141,500. Of the total proceeds, $11,100 is considered common stock, and $130,400 is considered additional paid-in capital. The Company also issued 5,000,000 shares of its $.001 par value common stock for services. The Company then purchased 5,000,000 shares of its $.001 par value common stock for $5,000 to be held in treasury stock.

There have been no other issuances of common or preferred stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

We will continue to devote the major portion of our resources to the development of an interactive website.

The Company plans to develop an interactive website to market financial products over the Internet.

Additionally, the Company plans to seek advertisers, to advertise their product(s) on the Company's Web site. For any advertisers on the Company's Web site, the Company will provide a link to the advertisers' Web site and charge a customary/nominal fee, for each customer who links to their advertisers Web site.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks include, without limitation, the lack of broad acceptance of the company's products on the Internet, the possibility that the Internet will fail to achieve broad acceptance, the inability of the Company to generate significant e-Commerce based revenues from Internet customers, the company's inability to anticipate and adapt to a developing market, the failure of the company's network infrastructure (including its server, hardware and software) to efficiently handle its Internet traffic, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to maintain and increase levels of traffic on its Web site, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its Web site. As of December 31, 1999, the Company had an accumulated deficit of one hundred forty-seven one hundred fifty ($147,150) dollars.

The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company's future success is substantially dependent upon continued growth in the use of the Internet. To generate product sales, advertising sales, e-Commerce service fees for GOBO, the Internet's recent and rapid growth must continue, and e-Commerce on the Internet must become widespread. None of these can be assured. The Internet may prove not to be a viable commercial marketplace. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing Web sites, gross margins for e-Commerce transactions may narrow in the future and, accordingly, the Company's revenues from e-Commerce arrangements may be materially negatively impacted. If use of the Internet does not continue to grow, the Company's business, results of operations and financial condition would be materially and adversely affected. Additionally, to the extent that the Internet continues to experience significant growth in the number of users and the level of use, there can be no assurance that its technical infrastructure will continue to be able to support the demands placed upon it. The necessary technical infrastructure for significant increases in e-Commerce, such as a reliable network backbone, may not be timely and adequately developed. In addition, performance improvements, such as high-speed modems, may not be introduced in a timely fashion. Furthermore, security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit cared numbers, may remain. Issues like these could lead to resistance against the acceptance of the Internet as a viable commercial marketplace. Also, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services could result in slower response times and adversely affect usage of the Internet. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

(ii) Results of Operations
--------------------------

As a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to twelve (12) months. During calendar year, 1999, the Company experienced net losses $136,900. The bulk of these expenses were for general and administrative costs. This loss compares to a loss of $10,250 for 1998 (April 16, 1998 inception through December 31, 1998).
The Company does not have any material commitments for capital expenditures.

(iii) Liquidity and Capital Resources
-------------------------------------

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through December 31, 1999. On April 14, 1998, the Company's founding shareholder purchased 700,000 shares of its $.001 par value common stock for cash of $700.

On June 1, 1998, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended, and exemptions from state registration pursuant to various state security transactional exemptions. The Company sold 199,000 shares of common stock at for a total amount of $9,950. Of the total proceeds, $199.00 is considered common stock, and $9,751 is considered additional paid-in capital.

On January 13, 1999, the Company issued 11,100,000 shares of common stock for a total amount of $141,500. Of the total proceeds, $11,100 is considered common stock, and $130,400 is considered additional paid-in capital. The Company also issued 5,000,000 shares of its $.001 par value common stock for services. The Company then purchased 5,000,000 shares of its $.001 par value common stock for $5,000 to be held in treasury stock.

There have been no other issuances of common or preferred stock.

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations. These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. There is no assurance that the proceeds of the Company will be able to raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

(iv) Year 2000 Issue
--------------------

We are not currently utilizing any electronic processing systems and Therefore we are not directly at risk for having systems that will not recognize the Year 2000 ("Y2K") or treat any date after December 31, 1999 as a date during the twentieth century. However, no assurances can be given that we will be able to avoid all Y2K problems, especially those that might originate with third parties with whom we transact business, such as financial institutions, and we have not undertaken any investigation to determine the Y2K readiness of such parties. If we or any third party with whom we do business were to have a Y2K problem, our business could be disrupted and our financial condition and results of operations could be materially adversely affected.

ITEM 7.  FINANCIAL STATEMENTS.


                    Global Boulevard International, Inc.
                       (A Development Stage Company)

                              Balance Sheet
                                  as of
                        December 31, 1999 and 1998

                                   and

                           Statements of Income,
                         Stockholders' Equity, and
                                Cash Flows
                 for the period April 16, 1998 (Inception
                           to December 31, 1998
                           and the period ended
                             December 31, 1999

                            TABLE OF CONTENTS


                                                               PAGE

Independent Auditor's Report                                   F-1

Balance Sheet                                                  F-2

Income Statement                                               F-3

Statement of Stockholders' Equity                              F-4

Statement of Cash Flows                                        F-5

Footnotes                                                      F-6-7

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)

INDEPENDENT AUDITOR'S REPORT


April 11, 2000

Board of Directors
Global Boulevard International, Inc.

Las Vegas, NV

I have audited the Balance Sheet of Global Boulevard International, Inc.(the "Company") (A Development Stage Company), as of December 31, 1999, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion. The accompanying financial statements include the Balance Sheet as of December 31, 1998 and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period then ended which have been audited by the Company's former Independent Certified Public Accountant. His Independent Auditor's Report dated August 31, 1999 is attached hereto.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Boulevard
International, Inc., (A Development Stage Company), as of December 31, 1999, in conformity with generally accepted accounting principles.


The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ G. Brad Beckstead, CPA
--------------------------
G. Brad Beckstead
Nevada License #2701

                   Global Boulevard International, Inc.
                      (A Development Stage Company)

                            Balance Sheet
                             December 31


BALANCE SHEET


Assets

                                            1999                   1998
                                         ----------             ----------
Cash                                     $     -0-              $      88

Organizational costs, net                      -0-                    312
                                         ----------            -----------
                Total Assets             $     -0-              $     400



Liabilities and Stockholders' Equity

Common stock, $0.001 par value,
100,000,000 shares authorized; 11,999,000
and 899,000 shares issued and outstanding
at 12/31/99 and 12/31/98, respectively     11,999                    899

Additional paid-in capital                140,151                  9,751

Deficit accumulated during
development stage                       (147,150)                (10,250)

Less:  Treasury stock                     (5,000)                    -0-
                                       ----------             -----------

Total Stockholders' Equity                   -0-                     400
                                       ----------             -----------


Total Liabilities and
Stockholders' Equity                 $       -0-               $     400


            See accompanying "Independent Auditor's Report"


                   Global Boulevard International, Inc.
                       (A Development Stage Company)

                             Income Statement
                              For the period
                  April 16, 1998 (Date of Inception) to
                             December 31, 1999
                                    and
                               periods ended
                        December 31, 1999 and 1998


INCOME STATEMENT



                                                             April 16, 1998
                             December 31,     December 31    (Inception) to
                                 1999           1998        December 31, 1999
                            -------------     -----------   -----------------
Revenue                   $         -0-      $        -0-    $         -0-

General and
administrative expenses         136,636           10,202           146,838

Write-off of
organization costs                  264              48                312
                         ---------------      ----------       -----------


Net loss                      $(136,900)      $ (10,250)        $(147,150)

Weighted average number of
common shares outstanding    11,999,000         899,000         11,999,000

Net loss per share           $      -0-       $     -0-         $      -0-


                See accompanying "Independent Auditor's Report"


                  Global Boulevard International, Inc.
                     (A Development Stage Company)

               Statement of Changes in Stockholders' Equity
                             For the periods
                   Ended to December 31, 1999 and 1998



STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       Deficit
                                                       Accumulated
                                   Additional          During      Total
                 Common    Stock    Paid-in  Treasury  Development Stockholders'
                 Shares    Amount   Capital   Stock    Stage       Equity
                 ---------------------------------------------------------------

Apr 19, 1998
Issued for
cash             700,000      700                                      700

June 1, 1998
Issued for
cash             199,000      199                        9,751       9,950

Net Loss,
Apr 16, 1998
(inception)
to Dec 31,
1998                                                   (10,250)    (10,250)
                  -----------------------------------------------------------
Balance as
of
Dec 31, 1998    899,000       899    9,751      -0-    (10,250)        400


Jan 13, 1999
Issued
for cash     11,100,000    11,100  130,400                         141,500

Jan 13, 1999
Issued for
services      5,000,000                                                  0

Jan 13, 1999
cash issued
for treasury
stock        (5,000,000)                   (5,000)                  (5,000)

Net Loss,
Dec 31, 1999                                         (136,900)    (136,900)

Balance as of
Dec 31,
1999         	11,999,000 $11,999 $140,151 $(5,000)  $(147,150)         $0
              ---------------------------------------------------------------


            See accompanying "Independent Auditor's Report"

                       Global Boulevard International, Inc.
                          (A Development Stage Company)

                             Statement of Cash Flows
                                 For the period
                               Ended to December 31


STATEMENT OF CASH FLOWS

CASH FLOWS USED BY OPERATING ACTIVITIES       1999                1998
                                          ------------        ---------
Net loss                                     (136,900)         (10,250)

(Increase) Decrease in
organizational costs, net                         312             (312)
                                         ------------        ----------
Net cash used by
operating activities                         (136,588)         (10,562)
                                          -----------        -----------


CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used by investing activities             -0-                -0-
                                         ------------         ----------


CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of capital stock                     11,100                899

Purchase of treasury stock                    (5,000)

Additional paid-in capital                   130,400              9,751
                                        ------------         ----------


Net cash provided by
financing activities                         136,500             10,650
                                        ------------         ----------
Beginning cash, December 31, 1998                 88                -0-
                                        ------------         ----------

Ending cash, December 31, 1999                   -0-                -0-

NON-CASH TRANSACTIONS

Interest expense                                 -0-                -0-
Income taxes                                     -0-                -0-

              See accompanying "Independent Auditor's Report"




Global Boulevard International, Inc.
(A Development Stage Company)
Footnotes
December 31, 1999

Note 1 - History and organization of the company

The Company was organized April 16, 1998 (Date of Inception) under the laws of the State of Nevada, as Registered Agents of Southern Nevada, Inc. The
Company amended its articles in March of 1999 changing its name to Global
Boulevard International, Inc. The Company has no operations and in accordance with SFAS #7, the Company is considered a development stage company. The
Company is authorized to issue 100,000,000 shares of $0.001 par value common stock.

Note 2 - Summary of significant accounting policies

Accounting policies and procedures have not been determined except as follows:

1. The Company uses the accrual method of accounting.

2. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of December 31, 1999.

5. The Company has not yet adopted any policy regarding payment of dividends.
No dividends have been paid since inception.

6. Organizational costs in the amount of $360.00 have been fully expensed.

7. The Company will review its need for a provision for federal income tax after each operating quarter and each period for which a statement of operations is issued.

8. The Company has adopted December 31 as its fiscal year end.

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109)
"Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

There is no provision for income taxes for the year ended December 31, 1999, due to the net loss and no state income tax in Nevada.



Global Boulevard International, Inc.
(A Development Stage Company)
Footnotes
December 31, 1999



Note 4 - Stockholders' Equity

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock.

On April 18, 1999, the Company issued 700,000 shares of its $.001 par value common stock for cash of $700.

On June 1, 1998, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended, and exemptions from state registration pursuant to various state security transactional exemptions. The Company sold 199,000 shares of common stock at for a total amount of $9,950. Of the total proceeds, $199.00 is considered common stock, and $9,751 is considered additional paid-in capital.

On January 13, 1999, the Company issued 11,100,000 shares of common stock for a total amount of $141,500. Of the total proceeds, $11,100 is considered common stock, and $130,400 is considered additional paid-in capital. The Company also issued 5,000,000 shares of its $.001 par value common stock for services. The
Company then purchased 5,000,000 shares of its $.001 par value common stock for $5,000 to be held in treasury stock.

There have been no other issuances of common or preferred stock.

Note 5 - Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Note 6 - Related party transactions

The Company does not lease or rent any property. Office services are provided without charge by a director. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7 - Warrants and options

There are no warrants or options outstanding to acquire any additional shares of common stock.

Note 8 - Year 2000 issue

The Year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in systems which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant system failure which could affect an entity's ability to conduct normal business operations.
It is not possible to be certain that all aspects of the Year 2000 issue affecting the entity, including those related to the efforts of customers, suppliers, or other third parties will be fully resolved.




-------------------------------------------------------------------------------


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE.

On March 20, 2000, the Company filed Form 8-K with the United Stated
Securities and Exchange Commission, in which the Company stated in Item
4 "Changes in Registrant's Certifying Account:"

     "The registrant has engaged G. Brad Beckstead, CPA as its principal accountant to replace its former principal account, James E. Slayton, CPA. The decision to change accountant was approved by the Audit
Committee of the registrant. Neither of the reports of the former principal accountants on the financial statements for the period ending February 2, 1999 contained an adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principles. During the audited period ending February 2, 1999 and the subsequent interim period through March 15, 2000, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former account, would have in connection with his report. During the audited period ending February 2, 1999 and the subject interim period, the registrant has not consulted G. Brad Beckstead, CPA, regarding any matter requiring disclosure under Regulation 8-K, Item 304(a)(2). The registrant has provided James E. Slayton, CPA, a copy of this disclosure and has requested that James E. Slayton, CPA, furnish it with a letter addressed to the U. S. Securities and Exchange Commission dated
March 17, 2000 is filed as Exhibit No. 1 to this report on Form 8-K."






                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of Global Boulevard International, Inc.
Inc.





Name                         Age              Position
--------                    ------           ----------
Parker David Dale            45              President, CEO
                                             Chief Financial Officer and
                                             Director


B.  Work Experience

Parker David Dale (Chairman and Chief Executive Officer)

Parker David Dale has over twenty years experience in the development of innovative high-technology companies. In 1978, he founded the family-based investment-banking firm of Daleco Securities in Newport Beach, California. The firm specialized in funding the commercial development of breakthrough technologies, primarily in conjunction with major research institutions in the United States. These included: Interactive Visual Systems (Georgia Institute of Technology), Intelligent Gas Sensors (Carnegie-Mellon Research Institute) and Biochemistry (Stanford Research Institute). At Daleco, he functioned as Executive Vice President, Director of Investments, and was responsible for the selection and structuring of the investment portfolio.

In 1986, Parker established a new company, The Holyoke Group, to facilitate several of the portfolio technology companies he had founded to access the public equity markets. In 1989, he expanded The Holyoke Group's activities by forming a partnership with a large Hong Kong investment group, The Sing Tao Group, to focus on international joint ventures. In 1991, he moved to London, England and began activities relating to the non-profit field and research.

Returning to Southern California in 1994, Parker started an advanced environmental technologies company, Ecologica, which specializes in applying new solutions to the problems of treating water and wastewater throughout the world. In 1996, he co-founded a venture capital fund to pursue business opportunities relating to the Internet.

In 1998, he moved to New York City and began work on the establishment the financial services/e-commerce entities now grouped under the Global Boulevard International umbrella.

Parker has three teenage children and resides full time in New York City. He graduated from the University of California at Irvine.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other
GOBO equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 1999. GOBO intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 1999. The Company does have employment agreements in place with each of its officer.


Name                            Position        Monthly Salary
----------------------------    ---------       ----------------
David Parker Dale               President            $ 0


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2000 by each person known by GOBO to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.



Title      Name & Address                     Amount of            Percent
of         of Beneficial                      shares               of
Class      Owner of Shares       Position     held by Owner        Class
------     ---------------       --------     -------------        -------
Common   Parker David Dale(1)    Chairman     ----See note 1 below----

Common   Global Blvd. Mag, Inc.(1)            9,000,000            75.0%

Common   Kirthney Holdings Limited            1,000,000             8.3%

Common   Sure Shot, Inc.(3)                     600,000             5.0%
-------------------------------------------------------------------------
All Executive Officers and
    Directors as a Group (1 person)          10,000,000            88.3%



(1) c/o Global Boulevard Mag, Inc., 403 East 58th Street, 4th Floor, New York, New York 10022. Parker David Dale beneficially owns the equivalent of 4,500,000 shares held by Global Boulevard Mag, Inc., 4,500,000 shares represents 37.5 percent of the issued and outstanding common shares.

(2) Eurofed Bank, PO Box W52B, High Street St., St. Johns, Antigua,
    West Indies.

(3) Sure Shot, Inc. PO Box W52B, St. Johns, Antigua, West Indies.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Through a Board Resolution, the Company hired the professional services of G. Brad Beckstead, CPA, Certified Public Accountant, to perform audited financials for the Company. Mr. Beckstead owns no stock in the Company. The company has no formal contracts with its accountant, he is paid on a fee for service basis.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:


EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  ----------------------------------------------------------------------
(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Articles of Incorporation of the Company(1)

  3.2    By-Laws of the Company(1)

(23)	   CONSENT OF EXPERTS AND COUNSEL

   23.1  Letter of Consent from James Slayton, CPA(1)

(27)     FINANCIAL DATA SCHEDULE

  27.1   Financial Data Schedule(1)


----------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was originally filed on December 10, 1999, and incorporated herein by reference.


(b)  REPORTS ON FORM 8-K

GOBO filed a Current Report, dated March 20, 2000, on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." (See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

                               SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 12, 2000

GLOBAL BOULEVARD INTERNATIONAL, INC.

By: /s/ David Parker Dale
----------------------------
David Parker Dale, President