Form 10QSB
period 2000-03-31
GLOBAL BOULEVARD INTERNATIONAL INC
filed 2000-05-12
CIK 1096789

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2000
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------

                     Commission File Number: 000-28445
--------------------------------------------------------------------------

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


-------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [ ]     No [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                          Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 11,999,000 shares of Common stock issued and outstanding, par value $.001 per share as of March 31, 2000. The
Registrant has no Preferred Stock issued nor outstanding as of March
31, 2000.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          CPA Review Letter....................................   5
          Balance Sheet (unaudited)............................   6
          Statements of Operations (unaudited).................   7
          Statement of Changes in Stockholders' Equity.........   8
          Statements of Cash Flows (unaudited).................   9
          Notes to Financial Statements........................ 10-11

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................  12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   16

Item 2.   Changes in Securities and Use of Proceeds............   16

Item 3.   Defaults upon Senior Securities......................   16

Item 4.   Submission of Matters to a Vote
           of Security Holders.................................   16

Item 5.   Other Information.....................................  16

Item 6.   Exhibits and Reports on Form 8-K......................  16

Signatures......................................................  17

                                      3
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)




INDEPENDENT ACCOUNTANTS' REVIEW REPORT



Board of Directors
Global Boulevard International, Inc.
Las Vegas, NV


I have reviewed the accompanying balance sheet of Global Boulevard International, Inc. as of March 31, 2000 and the related statements of income, shareholder's equity, and cash flows for the three-month ended March 31, 2000 and April 16, 1998 (Date of Inception) to March 31, 2000. These financial statements are the responsibility of the Company's management.

I conducted my reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.



/s/ G. Brad Beckstead, CPA
--------------------------

May 5, 2000
Las Vegas, Nevada
License #2701

Global Boulevard International, Inc.
(A Development Stage Company)

Balance Sheet
Quarter Ended
March 31, 2000
(Unaudited)


BALANCE SHEET


Assets
Cash                                              $       -0-
Organizational costs, net                                 -0-

Total Assets                                      $       -0-

Liabilities and Stockholders' Equity

Common stock, $0.001 par value,
100,000,000 shares authorized; 11,999,000
shares issued and outstanding
at 03/31/00                                           11,999

Additional paid-in capital                           140,151

Deficit accumulated during
     development stage                              (147,150)

Less:  Treasury stock                                 (5,000)



Total Stockholders' Equity                               -0-

Total Liabilities and
      Stockholders' Equity                        $      -0-


            See accompanying "Independent Auditor's Report"



                      Global Boulevard International, Inc.
                          (A Development Stage Company)

                                 Income Statement
                                  For the period
                     April 16, 1998 (Date of Inception) to
                                 March 31, 2000
                                       and
                                 quarter ended
                                March 31, 2000
                                  (Unaudited)



INCOME STATEMENT

                                         January 1,
                                         2000 to         April 16, 1998
                                         March  31       (Inception) to
                                         2000            March 31, 2000


Revenue                                 $        -0-     $         -0-

General and administrative expenses              -0-           146,838

Write-off of organization costs                  -0-               312

Net loss                                $        -0-        $(147,150)

Weighted average number of
common shares outstanding                    899,000       11,999,000

Net loss per share                      $        -0-    $         -0-


            See accompanying "Independent Auditor's Report"



                     Global Boulevard International, Inc.
                          (A Development Stage Company)

                    Statement of Changes in Stockholders' Equity
                              For the quarter ended
                                  March 31, 2000
                                    (Unaudited)


CHANGES IN STOCKHOLDERS' EQUITY




                                                       Deficit
                                                       Accumulated
                                   Additional          During      Total
                 Common    Stock    Paid-in  Treasury  Development Stockholders'
                 Shares    Amount   Capital   Stock    Stage       Equity
                 -------------------------------------------------------------

April 19, 1998
Issued for cash   700,000   700                                       700

June 1, 1998
Issued for cash   199,000   199     9,751                           9,950

Net Loss,
April 16, 1998
(inception) to
Dec. 31, 1998                                        (10,250)     (10,250)
            --------------------------------------------------------------

Balance as of
Dec. 31, 1998      899,000    899    9,751      -0-     (10,250)      400

Jan. 13, 1999
Issued for cash 11,100,000 11,100  130,400                        141,500

Jan. 13, 1999
Issued for
Services         5,000,000                                              0

Jan. 13, 1999
Cash issued for
treasury stock  (5,000,000)                    (5,000)             (5,000)

Net Loss,
Dec. 31, 1999                                          (136,900) (136,900)
               ------------------------------------------------------------
Balance as of
Dec.31, 1999    11,999,000 $11,999  $140,151  $(5,000)  (147,150)  $    0

Net Income
(Loss),
Mar. 31, 2000                                          $      0   $     0
               ------------------------------------------------------------
Balance as
of March
31, 2000       11,999,000 $11,999  $140,151  $(5,000)  $(147,150) $     0
          =================================================================

            See accompanying "Independent Auditor's Report"

                      Global Boulevard International, Inc.
                          (A Development Stage Company)

                             Statement of Cash Flows
                              For the quarter ended
                                  March 31, 2000
                                   (Unaudited)


STATEMENT OF CASH FLOWS
CASH FLOWS USED BY OPERATING ACTIVITIES

Net income or (loss)                                              -0-

Net cash used by operating activities                             -0-

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used by investing activities                             -0-


CASH FLOWS FROM FINANCING ACTIVITIES


Net cash provided by financing activities                         -0-

Beginning cash, December 31, 1999                                 -0-

Ending cash, March 31, 2000                                       -0-



NON-CASH TRANSACTIONS

    Interest expense                                              -0-
    Income taxes                                                  -0-

            See accompanying "Independent Auditor's Report"

                                    9

Global Boulevard International, Inc.
(A Development Stage Company)
Footnotes


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

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2000.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. the Company had no dilutive common stock equivalents such as stock options as of March 31, 2000.

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

Note 7 - Year 2000 issue

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

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

A natural complement to these services is the development of an investment and advisory component to the Global Boulevard International e-commerce platform. For new business owners who want to manage their capital reserves or an already existing IBC that needs more efficient execution of their trading activities, the use of state-of-the-art Internet tools is essential. Global Management Services will, therefore provide access to advisors who are extremely qualified in the strategic business and legal aspects that must be considered in structuring a person's and business' international planning and corporate formation. As each business situation has its own unique considerations, there are clear advantages to be able to offer clients such advisory facilities on an "in-house" basis. We plan to do this through Worldwide Marketing Inc., an Internet database marketing company with extensive experience in consumer and business-to-business marketing.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online commerce. Such risks include, without imitation, the lack of broad acceptance of the company's products on the Internet, the possibility that the Internet will fail to achieve broad acceptance, the inability of the Company to generate significant e-Commerce based revenues from Internet customers, the company's inability to anticipate and adapt to a developing market, the failure of the company's network infrastructure (including its server, hardware and software) to efficiently handle its Internet traffic, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to maintain and increase levels of traffic on its Web site, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its Web site. As of March 31, 2000, the Company had an accumulated deficit of one hundred forty-seven one hundred fifty ($147,150) dollars.

Going Concern- The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern.

Unclassified Balance Sheet - In accordance with the provisions of SFAS
No. [53, the Company has elected to present an unclassified balance sheet. Loss/Earnings Per Share - Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of March 31, 2000.

The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunities in the future.

Results of Operations

As a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to twelve (12) months. During the First Quarter, ended, March 31, 2000, the Company has been inactive. Management has been involved in other projects, and has dedicated minimal time and effort to the Company. Therefore, the Company experienced no loss during the First Quarter, due to this lack of activity. Miscellaneous expenses to keep the Company active were covered by the President of the Company, who does not expect reimbursement for said expenses. The Company does not have any material commitments for capital expenditures.

Plan of Operation

The Company plans devote the major portion of its time and resources to the development of an interactive website to market financial products over the Internet. Additionally, the Company plans to seek advertisers who will promote their product(s) on the Company's Web site, where links will be provided to the advertisers' Web site. As is customary, a nominal fee will be charged for each customer who activates such a link.

Liquidity and Capital Resources

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


As a result of our the Company's current limited available cash, no officer or director received compensation during the First Quarter year ended March 31, 2000. GOBO intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the First Quarter year ended March 31, 2000. The Company does have employment agreements in place with each of its officers.

Market For Company's Common Stock

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "GOBO" and commenced its trading under that symbol on December 15, 1998, under the original trading symbol "RGAG".

Dividend Policy

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

Forward-Looking Statements

This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

This Form10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the use of the Internet, the Company's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

As of the date hereof, GOBO is not a party to any material legal proceedings, and none are known to be contemplated against GOBO.


ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2000, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

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

Date:  May 12, 2000

GLOBAL BOULEVARD INTERNATIONAL, INC.

By: /s/ David Parker Dale
----------------------------
David Parker Dale, President