Form 10QSB
period 2000-06-30
GLOBAL BOULEVARD INTERNATIONAL INC
filed 2000-08-14
CIK 1096789

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2000
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------

                     Commission File Number: 000-28445
--------------------------------------------------------------------------

                    Global Boulevard International, Inc.
             ---------------------------------------------------
               (Name of Small Business Issuer in its charter)


             Nevada                             88-0392153
 -------------------------------   ---------------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)

         38820 N. 25th Avenue, Phoenix, AZ                   85086
   ------------------------------------------------     -------------
    (Address of principal executive offices)             (zip code)

                             602-617-4456
       ---------------------------------------------------------
                      Issuer's Telephone Number

       ---------------------------------------------------------

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

                                          Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 11,999,000 shares of Common stock issued and outstanding, par value $.001 per share as of June 30, 2000. The
Registrant has no Preferred Stock issued nor outstanding as of March
31, 2000.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          CPA Review Letter....................................   5
          Balance Sheet (unaudited)............................   6
          Statements of Operations (unaudited).................   7
          Statement of Changes in Stockholders' Equity.........   8
          Statements of Cash Flows (unaudited).................   9
          Notes to Financial Statements........................ 10-11

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   12


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   16

Item 2.   Changes in Securities and Use of Proceeds............   16

Item 3.   Defaults upon Senior Securities......................   16

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................   16

Item 5.   Other Information.....................................  16

Item 6.   Exhibits and Reports on Form 8-K......................  16

Signatures......................................................  17

                                      3
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the six months ended June 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors
Global Boulevard International, Inc.
Las Vegas, NV


I have reviewed the accompanying balance sheet of Global Boulevard International, Inc. as of June 30, 2000 and the related statements of income, shareholder's equity, and cash flows for the three-month ended June 30, 2000 and April 16, 1998 (Date of Inception) to June 30, 2000. These financial statements are the responsibility of the Company's management.

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


/s/ G. Brad Beckstead, CPA
--------------------------

Las Vegas, Nevada
License #2701

Global Boulevard International, Inc.
(A Development Stage Company)

Balance Sheet
Quarter Ended
June 30, 2000
(Unaudited)


BALANCE SHEET

                                                  June 30, 2000
Assets
Cash                                              $       -0-
Organizational costs, net                                 -0-
                                                  -----------
Total Assets                                      $       -0-
                                                  ===========
Liabilities and Stockholders' Equity

Common stock, $0.001 par value,
100,000,000 shares authorized; 11,999,000
shares issued and outstanding
at 06/30/00                                           11,999

Additional paid-in capital                           140,151

Deficit accumulated during
     development stage                              (147,150)

Less:  Treasury stock                                 (5,000)
                                                 -----------

Total Stockholders' Equity                               -0-
                                                 -----------
Total Liabilities and
      Stockholders' Equity                       $       -0-
                                                 ===========

            See accompanying "Independent Auditor's Report"



                      Global Boulevard International, Inc.
                          (A Development Stage Company)

                                 Income Statement
                                  For the period
                     April 16, 1998 (Date of Inception) to
                                 June 30, 2000
                                       and
                                  quarter ended
                                  June 30, 2000
                                  (Unaudited)



INCOME STATEMENT

                                         January 1,
                                         2000 to         April 16, 1998
                                         June 30         (Inception) to
                                         2000            June 30, 2000
                                        -------------------------------

Revenue                                 $        -0-     $        -0-

General and administrative expenses              -0-          146,838

Write-off of organization costs                  -0-              312
                                        ------------     ------------
Net loss                                $        -0-     $   (147,150)
                                        ============     ============
Weighted average number of
common shares outstanding                11,999,000        11,999,000

Net loss per share                      $        -0-     $        -0-
                                        ============     ============

            See accompanying "Independent Auditor's Report"



                     Global Boulevard International, Inc.
                          (A Development Stage Company)

                    Statement of Changes in Stockholders' Equity
                              For the quarter ended
                                  June 30, 2000
                                    (Unaudited)


CHANGES IN STOCKHOLDERS' EQUITY




                                                       Deficit
                                                       Accumulated
                                   Additional          During      Total
                 Common    Stock    Paid-in  Treasury  Development Stockholders'
                 Shares    Amount   Capital   Stock    Stage       Equity
                 -------------------------------------------------------------

April 19, 1998
Issued for cash   700,000   700                                      700

June 1, 1998
Issued for cash   199,000   199     9,751                          9,950

Net Loss,
April 16, 1998
(inception) to
Dec. 31, 1998                                        (10,250)    (10,250)
            -------------------------------------------------------------

Balance as of
Dec. 31, 1998      899,000    899    9,751      -0-     (10,250)     400

Jan. 13, 1999
Issued for cash 11,100,000 11,100  130,400                       141,500

Jan. 13, 1999
Issued for
Services         5,000,000                                             0

Jan. 13, 1999
Cash issued for
treasury stock  (5,000,000)                    (5,000)             (5,000)

Net Loss,
Dec. 31, 1999                                          (136,900) (136,900)
               -----------------------------------------------------------
Balance as of
Dec.31, 1999    11,999,000 $11,999 $140,151   $(5,000)$(147,150) $      0

Net Income
(Loss),
Jun 30, 2000                                          $       0  $      0
               ------------------------------------------------------------
Balance as
of June
30, 2000       11,999,000 $11,999  $140,151  $(5,000) $(147,150) $     0
          =================================================================

            See accompanying "Independent Auditor's Report"

                      Global Boulevard International, Inc.
                          (A Development Stage Company)

                             Statement of Cash Flows
                              For the quarter ended
                                  June 30, 2000
                                   (Unaudited)


STATEMENT OF CASH FLOWS
CASH FLOWS USED BY OPERATING ACTIVITIES

Net income or (loss)                                              -0-

Net cash used by operating activities                             -0-

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used by investing activities                             -0-


CASH FLOWS FROM FINANCING ACTIVITIES


Net cash provided by financing activities                         -0-

Beginning cash, December 31, 1999                                 -0-

Ending cash, June 30, 2000                                        -0-



NON-CASH TRANSACTIONS

    Interest expense                                              -0-
    Income taxes                                                  -0-

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

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2000.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of June 30, 2000.

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

There is no provision for income taxes for the year ended June 30, 2000, due to the net loss and no state income tax in Nevada.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

Global Boulevard Interntional, Inc. ("GOBO" or the "Company"), a Nevada Corporation, with a principal business strategy to establish a network of Global Transaction Centers throughout tax-neutral domiciles that will host and facilitate the implementation of international e-commerce activities on behalf of its client companies. These facilities will bring together, in one location, many of the essential technological solutions available for successfully conducting international business through the new emerging Internet e-commerce platform. The basic service packages being offered by the Company are the, "The Global Merchant Management System" and the "The Global Asset Management System". These two on-line service packages are designed to provide complete turn-key platforms that provide the international business owner with a total solution for operating their business and personal financial management within a totally secure on-line Environment.

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

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its Web site. As of June 30, 2000, the Company had an accumulated deficit of one hundred forty-seven one hundred fifty ($147,150) dollars.

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

Unclassified Balance Sheet - In accordance with the provisions of SFAS
No. [53, the Company has elected to present an unclassified balance sheet. Loss/Earnings Per Share - Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of June 30, 2000.

The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunities in the future.

Results of Operations

As a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to twelve (12) months. During the Second Quarter, ended, June 30, 2000, the Company has been inactive. Management has been involved in other projects, and has dedicated minimal time and effort to the Company. Therefore, the Company experienced no loss during the First Quarter, due to this lack of activity. Miscellaneous expenses to keep the Company active were covered by the President of the Company, who does not expect reimbursement for said expenses. The Company does not have any material commitments for capital expenditures.

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


As a result of our the Company's current limited available cash, no officer or director received compensation through the Second Quarter ended June 30, 2000. GOBO intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the Second Quarter year ended June 30, 2000. The Company does have employment agreements in place with each of its officers.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2000, no matters were submitted to the Company's security holders.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

GOBO filed a Current Report, dated May 31, 2000, on Form 8-K containing information pursuant to Item 6. ("Resignations of Registrant's Directors") entitled "Changes in the appointed of a new President and Chairman of the Board."

                               SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 11, 2000

                              GLOBAL BOULEVARD INTERNATIONAL, INC.
                              (Registrant)


By: /s/ Georgios Polyhronopoulos
----------------------------
Georgios Polyhronopoulos, President