Form 10QSB
period 2000-09-30
GLOBAL BOULEVARD INTERNATIONAL INC
filed 2000-11-13
CIK 1096789

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2000
--------------------------------------------------------------------------

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

--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 11,999,000 shares of Common stock issued and outstanding, par value $.001 per share as of September 30, 2000. The Registrant has no Preferred Stock issued nor outstanding as of September 30, 2000.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          CPA Review Letter....................................   5
          Balance Sheet (unaudited)............................   6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-10

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   11


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   15

Item 2.   Changes in Securities and Use of Proceeds............   15

Item 3.   Defaults upon Senior Securities......................   15

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................   15

Item 5.   Other Information.....................................  15

Item 6.   Exhibits and Reports on Form 8-K......................  15

Signatures......................................................  16

                                      3
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the nine months ended September 30, 2000, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD
Certified Public Accountant
330 E. Warm Springs
Las Vegas, NV 89119
702.528.1984
425.928.2877 (efax)


                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors
Global Boulevard International, Inc.
Las Vegas, NV


I have reviewed the accompanying balance sheet of Global Boulevard International, Inc. as of September 30, 2000 and the related statements of income, shareholder's equity, and cash flows for the three-month ended September 30, 2000 and April 16, 1998 (Date of Inception) to September 30, 2000. These financial statements are the responsibility of the Company's management.

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



/s/ G. Brad Beckstead, CPA
--------------------------
    G. Brad Beckstead


November 6, 2000
Las Vegas, Nevada

                 Global Boulevard International, Inc.
                     (A Development Stage Company)

                           Balance Sheet
                        September 30, 2000
                           (Unaudited)

Assets
Cash                                                    $       -0-
Organizational costs, net                                       -0-
                                                        -----------
   Total Assets                                                 -0-
                                                        ===========

Liabilities and Stockholders' Equity

Common stock, $0.001 par value,
   100,000,000 shares authorized; 11,999,000
   shares issued and outstanding at 9/30/00                  11,999

Additional paid-in capital                                  140,151

Deficit accumulated during development stage               (147,150)

Less:  Treasury stock                                       (5,000)
                                                        -----------


   Total Stockholders' Equity                                   -0-
                                                        -----------
   Total Liabilities and Stockholders' Equity           $       -0-
                                                        ===========



The accompanying Notes are an integral part of these financial statements.

                 Global Boulevard International, Inc.
                    (A Development Stage Company)

                          Income Statement


INCOME STATEAMENT

                                        (Unaudited)      (Unaudited)
                                        Nine-months       4/16/98
                                        Ended             (Inception) to
                                        9/30/00           9/30/00
                                  ------------      --------------
Revenue                                $        -0-        $      -0-

   General and administrative expenses          -0-           146,838

   Write-off of organization costs              -0-               312
                                        -----------        ----------
   Net loss                            $        -0-        $(147,150)
                                       ============        ==========



   Weighted average number of
   common shares outstanding            11,999,000         11,999,000

   Net loss per share                  $        -0-       $     (0.01)
                                       ============       ============


The accompanying Notes are an integral part of these financial statements.

                      Global Boulevard International, Inc.
                       (A Development Stage Company)

                          Statement of Cash Flows
                            September 30, 2000
                              (Unaudited)


STATEMENT OF CASH FLOWS

CASH FLOWS USED BY OPERATING ACTIVITIES
   Net income or (loss)                                   -0-

   Net cash used by operating activities                  -0-
                                                  -----------
CASH FLOWS FROM INVESTING ACTIVITIES

   Net cash used by investing activities                  -0-
                                                  -----------


CASH FLOWS FROM FINANCING ACTIVITIES


   Net cash provided by financing activities              -0-
                                                  -----------

   Beginning cash, December 31, 1999                      -0-
                                                  -----------

   Ending cash, September 30, 2000                        -0-
                                                  ===========



NON-CASH TRANSACTIONS

   Interest expense                                     -0-
   Income taxes                                         -0-



The accompanying Notes are an integral part of these financial statements.

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

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of September 30, 2000.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of September 30, 2000.

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

There is no provision for income taxes for the year ended September 30, 2000, due to the net loss and no state income tax in Nevada.

                    Global Boulevard International, Inc.
                       (A Development Stage Company)
                                 Footnotes


Note 4 - Stockholders' Equity

The Company is authorized to issue 100,000,000 shares of $0.001 par value common stock.

On April 18, 1999, the Company issued 700,000 shares of its $.001 par value common stock for cash of $700.

On September 1, 1998, the Company completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended, and exemptions from state registration pursuant to various state security transactional exemptions. The Company sold 199,000 shares of common stock at for a total amount of $9,950. Of the total proceeds, $199.00 is considered common stock, and $9,751 is considered additional paid-in capital.

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

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its Web site. As of September 30, 2000, the Company had an accumulated deficit of one hundred forty-seven one hundred fifty ($147,150) dollars.

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

Unclassified Balance Sheet - In accordance with the provisions of SFAS
No. 53, the Company has elected to present an unclassified balance sheet. Loss/Earnings Per Share - Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of September 30, 2000.

The Company has not pursued or explored any opportunities for an acquisition or merger. This does not preclude that the Company may not explore any opportunities in the future.

Results of Operations

As a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to twelve (12) months. During the Third Quarter, ended, September 30, 2000, the Company has been inactive. Management has been involved in other projects, and has dedicated minimal time and effort to the Company. Therefore, the Company experienced no loss during the First Quarter, due to this lack of activity. Miscellaneous expenses to keep the Company active were covered by the President of the Company, who does not expect reimbursement for said expenses. The Company does not have any material commitments for capital expenditures.

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

During the Third at the annual shareholder meeting the shareholders voted to reverse the number of shares issued on a two-for one basis. The reverse split is scheduled to take place in the Fourth Quarter.

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


As a result of our the Company's current limited available cash, no officer or director received compensation through the Third Quarter ended September 30, 2000. GOBO intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the Third Quarter year ended September 30, 2000. The Company does have employment agreements in place with each of its officers.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2000, the company held its annual shareholder meeting which, 1) approved the Election of new Director;
2) approved a one for two reverse stock split; and 3) ratified G. Brad Beckstead as the company's independent auditor.


ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

None.

                               SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 7, 2000

GLOBAL BOULEVARD INTERNATIONAL, INC.

By: /s/ James W. McCabe, Jr.
-------------------------------
James W. McCabe, Jr., President