Form 10KSB
period 2000-12-31
GLOBAL BOULEVARD INTERNATIONAL INC
filed 2001-01-29
CIK 1096789

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2000

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


                                 602-617-4456
                          ---------------------------
                           Issuer's Telephone Number

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

     Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $1,990,985.

     The issuer had 6,024,500 shares of common stock issued and outstanding, par value $.001 per share as of December 31, 2000.

     Documents incorporated by reference:  None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................3
    Item 2.  Description of Property.......................................19
    Item 3.  Legal Proceedings.............................................19
    Item 4.  Submission of Matters to a Vote of Security Holders...........19

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......20
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....21
    Item 7.  Financial Statements..........................................24
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................26

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................27
    Item 10. Executive Compensation........................................28
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management......26
    Item 12. Certain Relationships and Related Transactions................30
    Item 13. Exhibits and Reports on Form 8-K..............................30

SIGNATURES   ..............................................................31



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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

Global Boulevard International, Inc., an Internet e-Commerce company, hereinafter referred to as "GBBV" or the "Company" or the "Registrant", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on April 16, 1998 (Date of Inception) under the name Registered Agents of Southern Nevada, Inc. The Company amended its Articles on March 25, 2000 changing its name to Global Boulevard International, Inc.

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

The Registrant was incorporated on April 16, 1998, in the state of Nevada under the name Registered Agents of Southern Nevada, Inc. On March 25, 2000 the Company changed its name to Global Boulevard International, Inc. In connection with its formation, a total of 1,000,000 shares of its common stock were purchased by its founder of the Company, on March 16, 2000. Between March 20 and April 4, 2000, the Company sold Five Hundred Thousand (500,000) shares of its common stock in connection with a public offering at a price of $0.10 per share.

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

On April 18, 1998, founding shareholder purchased 700,000 shares of the company's authorized but unissued treasury stock for cash. Additionally, the Company sold Nine Thousand Nine Hundred Fifty Dollars ($9,950) or One Hundred Ninety-nine Thousand (199,000) shares of the Common Stock of the Company during the Offering to approximately thirty (30) shareholders.
The offering was closed September 30, 1998. On January 13, 1999, the Company issued nine million eight hundred thousand (9,800,000) restricted shares for One Hundred Forty-two Thousand Dollars ($142,000). On January 13, 1999, the Company purchased seven hundred thousand (700,000) shares of treasury stock.
On October 4, 2000, per shareholder approval at its annual shareholder meeting, the shareholders approved a 2-for-1 reverse split. On October 6, the sole Director/Officer of the Company purchased 25,000 shares of the Company's common stock for $10,000. As of December 31, 2000, the Company has six million twenty-four thousand five hundred (6,024,500) shares of its $0.001 par value common voting stock issued and outstanding which are held by approximately thirty-four (34) shareholders.

The Company was officially organized on April 16, 1998, under the name Resident Agents of Southern Nevada and activities to date have been limited primarily to organization, initial capitalization, and developing business strategies. Residents Agents of Southern Nevada was an inactive company. In December, 1998, the Company became listed on the NASD Bulletin Board under the trading symbol GBBV; and, subsequently changed its name to Global Boulevard International, Inc.

                                   3
<PAGE

The Company has no revenue history, at this time, it does not anticipate any revenues in the near future. The Company faces all of the risks inherent in any new business. These risks include, but are not limited to, competition, changing laws and regulations, the need for additional capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these problems and expenses that are frequently incurred in the operation of a new business venture.


(b) Business of Issuer

Principal Products, Services and Principal Markets
--------------------------------------------------

GLOBAL BOULEVARD INTERNATIONAL, Inc. ("GBBV" or the "Company"), a Nevada Corporation, with an original principal business strategy to establish a network of Transaction Centers throughout tax-neutral domiciles planned to host and facilitate the implementation of international e-commerce activities on behalf of client companies. The Company wanted to bring these facilities together, in one location, utilizing the essential technological solutions available for conducting international business through the Internet e-commerce platform. The basic service packages planned to be offered by the Company would include: "The Global Merchant Management System" and "The Global Asset Management System." These two on-line service packages are being designed to provide a turn-key platforms that provide the international business owner with a total solution for operating their business and personal financial management within a totally secure on-line environment.

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

(b)  Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company can generate in revenues from its services through its future Web site. Through April 16, 1998 (date of inception) to December 31, 2000, the Company had an accumulated deficit of one hundred fifty-three thousand five hundred four ($153,504) dollars. The Company expects that its operating expenses will increase significantly during the next several years, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

(c)  Dependence on Continued Growth and Viability of the Internet

The Company's current future is dependent upon continued growth in the use of the Internet. To generate product sales, e-Commerce service fees for Global Boulevard International, Inc., the Internet's recent and rapid growth must continue, and e-Commerce on the Internet must become widespread. None of these can be assured. The Internet may prove not to be a viable commercial marketplace. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing Web sites, gross margins for e-Commerce transactions may narrow in the future and, accordingly, the Company's revenues from e-Commerce arrangements may be materially negatively impacted. If use of the Internet does not continue to grow, the Company's business, results of operations and financial condition would be materially and adversely affected. Additionally, to the extent that the Internet continues to experience significant growth in the number of users and the level of use, there can be no assurance that its technical infrastructure will continue to be able to support the demands placed upon it. The necessary technical infrastructure for significant increases in e-Commerce, such as a reliable network backbone, may not be timely and adequately developed. In addition, performance improvements, such as high-speed modems, may not be introduced in a timely fashion. Furthermore, security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit cared numbers, may remain. Issues like these could lead to resistance against the acceptance of the Internet as a viable commercial marketplace. Also, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services could result in slower response times and adversely affect usage of the Internet. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

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

(e)  Competition

The Company believes that the principal competitive factors in its market are volume and pricing, identification of buyers and sellers, community cohesion and interaction, customer service, reliability of delivery and payment by users, convenience and accessibility, quality of search tools and system reliability. If the Company can be successful in developing its network of Transaction Centers web site, its major competitors would include:
FirstEcomm.com, First Atlantic Commerce.com and Planet Payment.com, who have somewhat longer operating histories, larger customer bases, greater recognition and significantly greater financial, marketing, technical and other resources than the Company. This does not preclude other companies from taking the same approach to sell products in the manner, if this did happen it could have a material adverse effect on the Company's business, results of operations and financial condition.

Therefore, certain of the Company's future competitors with other revenue sources may be able to devote greater resources to marketing and promotional campaigns, adopt more aggressive pricing policies and devote substantially more resources to systems development than the Company or may try to attract traffic by offering wider services. Increased competition may result in reduced operating margins, loss of market share and diminished value in the Company's brands. There can be no assurance that the Company will be able to compete successfully against current and future competitors. Further, as a strategic response to changes in the competitive environment, the Company may, from time to time, make certain pricing, service or marketing decisions or acquisitions that could have a material adverse effect on its business, results of operations and financial condition. New technologies and the expansion of existing technologies may increase the competitive pressures on the Company by enabling the Company's competitors to offer a lower-cost service. Any and all of these events could have a material adverse effect on the Company's business, results of operations and financial condition.

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

(g)  Risk Of Capacity Constraints And Systems Failures

A key element of the Company's strategy is to generate a volume of user traffic to its future Web site. The Company's ability to attract customers and to achieve market acceptance of its products depends significantly upon the performance of the Company and its network infrastructure (including its server, hardware and software). Any system failure that causes interruption or slower response time of the Company's products and services could result in less traffic to the Company's future Web site and, if sustained or repeated, could reduce the attractiveness of the Company's products. An increase in the volume of user traffic could strain the capacity of the Company's technical infrastructure, which could lead to slower response time or system failures, and could adversely affect the delivery of the number of impressions that are owed to advertisers and thus the Company's advertising revenues. In addition, as the number of Web pages on and users of Global Boulevard International, Inc. increase, there can be no assurance that the Company and its technical infrastructure will be able to grow accordingly, and the Company faces risks related to its ability to scale up to its expected customer levels while maintaining superior performance. Any failure of the Company's server and networking systems to handle current or higher volumes of traffic would have a material adverse effect on the Company's business, results of operations and financial condition. The Company is also dependent upon third parties to provide potential users with Web browsers and Internet and online services necessary for access to the site. In the past, users have occasionally experienced difficulties with Internet and online services due to system failures, including failures unrelated to the Company's systems.

Any disruption in Internet access provided by third parties could have a material adverse effect on the Company's business, results of operations and financial condition. Furthermore, the Company is dependent on hardware suppliers for prompt delivery, installation and service of equipment used to deliver the Company's products and services. The Company's operations are dependent in part upon its ability to protect its future operating systems against damage from human error, fire, floods, power loss, telecommunications failures, break-ins and similar events. The Company does not presently have redundant, multiple-site capacity in the event of any such occurrence. The Company's servers are also vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with the Company's computer systems. The occurrence of any of these events could result in the interruption, which could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the Company's reputation could be materially and adversely affected.

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

(k) Risks Associated With International Operations

A component of the Company's strategy is to offer its products online to international customers. Expansion into the international markets would require heavy management attention and resources. The Company has limited experience in localizing its service, and the Company believes that many of its competitors are also undertaking expansion into foreign markets. There can be no assurance that the Company will be successful in expanding into international markets. In addition to the uncertainty regarding the Company's ability to generate revenues from foreign operations and expand its international presence, there are certain risks inherent in doing business on an international basis, including, among others, regulatory requirements, legal uncertainty regarding liability, tariffs, and other trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, different accounting practices, problems in collecting accounts receivable, political instability, seasonal reductions in business activity and potentially adverse tax consequences, any of which could adversely affect the success of the Company's international operations.
To the extent the Company expands its international operations and has additional portions of its international revenues denominated in foreign currencies, the Company could become subject to increased risks relating to foreign currency exchange rate fluctuations. There can be no assurance that one or more of the factors discussed above will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, results of operations and financial condition.

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

3) Status of Any Announced New Product or Service

Global Boulevard International, through its future global transaction centers, hopes to provide a full range of capabilities that companies conducting international trade need to strengthen the bonds that exist between themselves and their future customers. This would include, but is not limited to the Company's two proposed divisions, i.e,:

o Fidelity Management, Ltd.
o Caribbean Financial Services, Inc.

Fidelity Management Ltd. would be Global Boulevard International's corporate services arm. Through this company International Business Corporations (IBC's) are formed and serviced on an annual basis. The revenues generated from this business would be derived from the initial fee for forming the company, along with an annual custodial fee. As these companies would be the vehicles through which business is conducted within the tax-neutral domicile, they would be a potential necessity of all the clients of the Global Transaction Centers. Caribbean Financial Services Inc., a Global Boulevard International subsidiary, would provide the hosting facilities for the Global Transaction Center. Within this facility, all the various on-line banking, merchant accounts and credit card functions are coordinated for an Internet-based business. Additionally, resources that can facilitate on-line international Internet-based business activities are made available to the Company's clients via this Global Transaction Center.

Caribbean Financial Services Inc. (CFS), would be company's Caribbean financial and management services company. It would be organized to provide a total solution platform to companies utilizing this facility for global e-commerce within the domicile of select Caribbean based free trade zones.

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

The competitive attributes of CFS's Internet-based financial management services are intended to be cost-effective and user-friendly. Through offering its potential clients access to CFS's electronic processing systems for e-commerce applications, the tax-neutral financial sector will be able to enable the migration of their clients' commercial activities onto a platform which would allows a 24 hour a day, 7 days a week global presence.

Additionally, CFS plans to provide an apt marketing vehicle for generating new clients to the tax-neutral financial industry, as new and existing Internet-based commercial enterprises will realize the advantages such facilities provide. The ease of communication as well as benefits of on-line transaction processing brings a level of service that is historically unprecedented. There are already indications that the offshore financial industry has begun to realize the enormous potential of e-commerce as the next great engine for its economic development.

GBBV plans to offer an Internet-based business owner, a global transaction center that provides key elements in complying with the requirements that the location of the sale actually occurs within a tax-neutral domicile.

In addition to providing the hosting portal for Internet-based businesses in a tax-neutral domicile, Global Boulevard International plans to provide the tools required for those businesses to maximize their effectiveness in truly serving the global marketplace.

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

Such realization has led to a marketing strategy of not only servicing these client companies who already are tax-neutrally domiciled, but to also to solicit such target companies located within national markets who may wish to use the Internet as their international sales channel. It is therefore quite appropriate that a Brazilian, Spanish, Hong Kong or American company could avail themselves of such a transaction portal, as they become increasingly aware of its manifold advantages.

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

In addition to CFS, which would be Global Boulevard International's primary Caribbean transaction center. The decision to use a particular transaction center will be up to the client and the participating banks.

The development of an investment and advisory component to the Global Boulevard International e-commerce platform is another method to address the needs and requirements of its marketplace. For a new business owner who wants to manage their capital reserves or an already existing IBC that needs more efficient execution of their trading activities, the use of Internet tools are essential.

Global Management Services hopes to provide access to advisors who are qualified in the strategic business and legal aspects that must be considered in structuring a person's and businesses' international planning and corporate formation. As each business situation has its own unique considerations, there are clear advantages to be able to offer clients such advisory facilities on a "in-house" basis.

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

5) e-Commerce and Direct Marketing.

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

6) Customers

The Company believes that establishing and maintaining brand identity for its services will be a critical aspect of its efforts to attract new customers, Internet and commerce relationships. In order to attract new customers, and commerce vendors, and in response to competitive pressures, the Company intends to make a commitment to the creation and maintenance of brand loyalty among these groups. The Company plans to accomplish this, although not exclusively, through advertising its Web site through the various search engines, through other Web sites, marketing its site to businesses/customers through e-mail, online media, and other marketing and promotional efforts.

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

The Company does not believe that such regulations, which were adopted prior to the early stages of the Internet, will govern the operations of the Company's business nor have any claims been filed by any state implying that the Company is subject to such legislation. There can be no assurance, however, that State government will not attempt to impose these regulations upon the Company in the future or that such imposition will not have a material adverse effect on the Company's business, results of operations and financial condition.

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

(i) The Company's performance is substantially dependent on the performance of its President and CEO, James W. McCabe, Jr.. In particular, the Company's success depends on his ability to develop, design and market the company's
Web site and services through the various Internet search engines.

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

13)  The Industry & Potential Effect on the Company's Plan of Operations

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

14) Present Licensing Status

None -- Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 38820 N. 25th Avenue, Phoenix, AZ 85086, Phone: 602-617-4456. The office space is provided by one of the former Officers of the Company at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS.

The Company from time to time may be involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former shareholders of the Company are routine and incidental.
The Company, as the Plaintiff, filed a lawsuit regarding a shareholder dispute. The Company has taken legal action to cancel five hundred thousand (500,000) common shares for unperformed services. The outcome of this lawsuit has yet to be settled; and, as with any lawsuit, the outcome could have a material adverse affect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the Third Quarter, the company held its annual shareholder meeting which, 1) approved the Election of new Director; 2) approved a two-to-one reverse stock split; and 3) ratified G. Brad Beckstead as the company's independent auditor.

                                PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(i) Market Information
----------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "GBBV" and commenced its trading under that symbol on December 15, 1998, under the original trading symbol "RGAG". When the Company adopted the name change of Global Boulevard Management, Inc., it was given the trading symbol "GOBO" This trading symbol was changed to "GBBV" in October, 2000, when the Company initiated its two-for-one reverse stock split. The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions. These bid quotations have been adjusted retroactively to reflect the two-for-one reverse stock split which took place in October, 2000.

                                         Common Stock
                                         ------------
PERIOD                              HIGH             LOW
------                              ----             ---
Calendar Year 1998
------------------
Fourth Quarter ended 12/31/99       $0.00            $0.00

Calendar Year 1999
------------------
First Quarter ended 3/31/99         $0.37            $0.02
Second Quarter ended 6/30/99        $0.25            $0.02
Third Quarter ended 9/30/99         $0.31            $0.02
Fourth Quarter ended 12/31/99       $0.31            $0.02

Calendar Year 2000
------------------
First Quarter ended 3/31/00         $0.62            $0.31
Second Quarter ended 6/30/00        $1.50            $0.19
Third Quarter ended 9/30/00         $1.25            $0.34
Fourth Quarter ended 12/31/00       $1.00            $0.34



(ii) Holders
------------

The approximate number of holders of record of common stock as of December 31, 2000 was approximately thirty-four (34), this number includes the Company's sole Director/Officer. The Company has 6,024,500 common shares issued and outstanding as of December 31, 2000, of which 3,250,000 shares are restricted.

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

(iv) Recent Sales of Unregistered Securities
--------------------------------------------

On April 18, 2000, the Company issued 700,000 shares of its $.001 par value common stock for cash of $700.

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

On January 13, 1999, the Company issued 11,100,000 shares of common stock for a total amount of $141,500. Of the total proceeds, $11,100 is considered common stock, and $130,400 is considered additional paid-in capital. The Company also issued 5,000,000 shares of its $.001 par value common stock for services. The Company then purchased 5,000,000 shares of its $.001 par value common stock for $5,000 to be held in treasury stock. On October 4, 2000, per shareholder approval at its annual shareholder meeting, the shareholders approved a 2-for-1 reverse split. On October 6, 2000 the sole Director/Officer of the Company purchased 25,000 shares of the Company's common stock for $10,000.

There have been no other issuances of common or preferred stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

The Company has devoted the major portion of its resources to the development and research of an interactive website.

The Company plans to develop an interactive website to market financial products over the Internet.

Additionally, the Company plans to seek advertisers, to advertise their product(s) on the Company's future Web site. For any advertisers on the Company's future Web site, the Company will provide a link to the advertisers' Web site and charge a customary/nominal fee, for each customer who links to their advertisers Web site.

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

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its future Web site. As of December 31, 2000, the Company had an accumulated deficit of one hundred fifty-three thousand five hundred four ($153,504) dollars.

The Company expects that its operating expenses will increase significantly during the next several months, especially in the areas of sales and marketing, and brand promotion. Thus, the Company will need to generate increased revenues to achieve any profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company's independent auditor has issued the following Going Concern Comment, "The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern." (See Financial Note #5.)

The Company's future success is substantially dependent upon continued growth in the use of the Internet. To generate product sales, advertising sales, e-Commerce service fees for GBBV, the Internet's recent and rapid growth must continue, and e-Commerce on the Internet must become widespread. None of these can be assured. The Internet may prove not to be a viable commercial marketplace. Additionally, due to the ability of consumers to easily compare prices of similar products or services on competing Web sites, gross margins for e-Commerce transactions may narrow in the future and, accordingly, the Company's revenues from e-Commerce arrangements may be materially negatively impacted. If use of the Internet does not continue to grow, the Company's business, results of operations and financial condition would be materially and adversely affected. Additionally, to the extent that the Internet continues to experience significant growth in the number of users and the level of use, there can be no assurance that its technical infrastructure will continue to be able to support the demands placed upon it. The necessary technical infrastructure for significant increases in e-Commerce, such as a reliable network backbone, may not be timely and adequately developed. In addition, performance improvements, such as high-speed modems, may not be introduced in a timely fashion. Furthermore, security and authentication concerns with respect to transmission over the Internet of confidential information, such as credit cared numbers, may remain. Issues like these could lead to resistance against the acceptance of the Internet as a viable commercial marketplace. Also, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services could result in slower response times and adversely affect usage of the Internet. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty, and there exist few proven services and products.

(ii) Results of Operations
--------------------------

As a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to twelve (12) months. During calendar year, 2000, the Company experienced net losses $6,354. The bulk of these expenses were for general and administrative costs. This loss compares to no loss for 1999, and total loss of $153,192 from date of inception, April 16, 1998 through December 31, 2000. The Company does not have any material commitments for capital expenditures.

(iii) Liquidity and Capital Resources
-------------------------------------

The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through December 31, 2000. On April 14, 1998, the Company's founding shareholder purchased 700,000 shares of its $.001 par value common stock for cash of $700.

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

On October 4, 2000, per shareholder approval at its annual shareholder meeting, the shareholders approved a 2-for-1 reverse split. On October 6, 2000, the sole Director/Officer of the Company purchased 25,000 shares of the Company's common stock for $10,000.

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

ITEM 7.  FINANCIAL STATEMENTS.




                  Global Boulevard International, Inc.
                      (A Development Stage Company)

                             Balance Sheet
                                as of
                      December 31, 2000 and 1999

                                 and

                       Statements of Income,
                      Stockholders' Equity, and
                             Cash Flows
               for the period April 16, 1998 (Inception
                        to December 31, 1999
                        and the period ended
                          December 31, 2000

                             TABLE OF CONTENTS


                                                                PAGE

Independent Auditor's Report                                     F-1

Balance Sheet                                                    F-2

Income Statement                                                 F-3

Statement of Stockholders' Equity                                F-4

Statement of Cash Flows                                          F-5

Footnotes                                                        F-6



              See accompanying notes to financial statements.

G. BRAD BECKSTEAD
---------------------------
Certified Public Accountant


                                                   330 E. Warm Springs
                                                   Las Vegas, NV 89119
                                                          702.528.1984
                                                   425.928.2877 (efax)

                     INDEPENDENT AUDITOR'S REPORT


January 24, 2001

Board of Directors
Global Boulevard International, Inc.
Las Vegas, NV


I have audited the Balance Sheet of Global Boulevard International, Inc. (the "Company") (A Development Stage Company), as of December 31, 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the period then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Boulevard International, Inc., (A Development Stage Company), as of December 31, 2000, and the results of its operations and its cash flows for the period from April 16, 1998 (Date of Inception) to December 31, 2000 in conformity with generally accepted accounting principles.

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

/s/ G. Brad Beckstead
---------------------

                   Global Boulevard International, Inc.
                       (A Development Stage Company)

                                Balance Sheet
                                 December 31


BALANCE SHEET

Assets                                             2000          1999
                                                ---------     ----------
Cash in held in escrow                          $   3,646     $      -0-
Organizational costs, net                              -0-           -0-
                                                ---------     ----------
Total Assets                                    $   3,646     $      -0-
                                                =========     ==========


Liabilities and Stockholders' Equity

Common stock, $0.001 par value,
     100,000,000 shares authorized; 6,024,500
     and 11,999,000 shares issued and
     outstanding at 12/31/00 and 12/31/99,
     respectively                                   6,025        11,999

Additional paid-in capital                        156,125       140,151

Deficit accumulated during development stage     (153,504)     (147,150)

Less:  Treasury stock                              (5,000)       (5,000)
                                                ----------     ---------


      Total Stockholders' Equity                    3,646           -0-
                                                 --------    ----------
      Total Liabilities and Stockholders' Equity $  3,646    $      -0-



The accompanying Notes are an integral part of these financial statements.

                    Global Boulevard International, Inc.
                      (A Development Stage Company)

                             Income Statement


INCOME STATEMENT
                                                              4/16/98
                                                           (Inception) to
                                     12/31/00    12/31/99      12/31/00
                                    ---------    --------    -------------
Revenue                             $     -0-    $    -0-    $        -0-

General and administrative expenses    6,354          -0-        153,192

Write-off of organization costs           -0-         -0-            312
                                    ---------    --------    ------------
Net loss                            $ (6,354)    $    -0-    $  (153,504)
                                    =========    ========    ============

Weighted average number of
    common shares outstanding      6,024,500   11,999,000     12,024,000

   Net loss per share              $     -0-    $     -0-    $   (0.01)



The accompanying Notes are an integral part of these financial statements.

                     Global Boulevard International, Inc.
                       (A Development Stage Company)

                Statement of Changes in Stockholders' Equity
                         as of December 31, 2000



STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Deficit
                                                     Accumulated
                  Common Stock    Additional         During       Total
                                  paid-in   Treasury Development Stockholder's
                  Shares  Amount  capital   Stock    Stage        Equity
                  ------------------------------------------------------------

April 19, 1998
issued for cash   700,000    700           0                            700

June 1, 1998
issued for cash   199,000    199       9,751                          9,950

Net loss
April 16, 1998
(inception) to
Dec 31, 1998                                             (10,250)   (10,250)
                 -----------------------------------------------------------

Balances as of
Dec 31, 1998      899,000    899      9,751       -0-    (10,250)       400

Jan 13, 1999
Issued for
cash           11,100,000  11,100   130,400                         141,500

Jan 13, 1999
Issued for
services        5,000,000                                                 0

Jan 13, 1999
Cash issued for
treasury stock (5,000,000)           (5,000)                         (5,000)

Net Loss
Dec. 31, 1999                                            (136,900) (136,900)
              ---------------------------------------------------------------

Balances
as of
December
31, 1999       11,699,000 $11,699  $140,151    $(5,000)  $(147,150)  $    0

Oct 2000
2-for-1
reverse
split          (5,999,500) (6,000)   6,000                                0

Oct 2000
Issued for
cash               25,000      25    9,975                           10,000

Net Loss,
Dec. 31, 2000                                               (6,354)  (6,354)
              ----------------------------------------------------------------
Balance as of
Dec. 31, 1999   6,024,500  $6,025 $156,125     $(5,000)  $(153,504)  $3,646
              ================================================================



The accompanying Notes are an integral part of these financial statements.

                     Global Boulevard International, Inc.
                         (A Development Stage Company)

                            Statement of Cash Flows
                                   December 31


STATEMENT OF CASH FLOWS


CASH FLOWS USED BY OPERATING ACTIVITIES                2000        1999
                                                       ----        -----
Net income or (loss)                                  (6,354)       -0-

Net cash used by operating activities                     -0-       -0-
                                                      -------    -------
CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used by investing activities                     -0-       -0-
                                                      -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES


Net cash provided by financing activities             10,000        -0-
                                                      -------    -------
     Beginning cash, December 31, 1999                   -0-        -0-
                                                      -------    -------
     Ending cash, December 31, 2000                    3,646        -0-
                                                      =======    =======


NON-CASH TRANSACTIONS

     Interest expense                                     -0-       -0-
     Income taxes                                         -0-       -0-



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

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 2000.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of December 31, 2000.

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

Note 3 - Income taxes

Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 ( SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting. Deferred tax expenses (benefit) results from the net change during the year of deferred tax assets and liabilities.

There is no provision for income taxes for the year ended December 31, 2000, due to the net loss and no state income tax in Nevada.

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

Effective 10/1/2000, the Company effected a 2-for-1 reverse split of its $0.001 par value common stock resulting in post-split total issued and outstanding shares of 5,999,500.

During October, 2000, the Company issued 25,000 shares of its $0.001 par value common stock for a total amount of $10,000. Of the total, $25 represents common stock and $11,975 represents additional paid-in capital.

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

----------------------------------------------------------------------------


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

GBBV filed a Current Report, on March 21, 2000, on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account."

The registrant engaged G. Brad Beckstead, CPA as its principal accountant to replace its former principal account, James E. Slayton, CPA. The decision to change accountant was approved by the Audit Committee of the registrant. Neither of the reports of the former principal accountant contained an adverse opinion nor disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principles. During the audited period, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former account, would have in connection with his report. During the audited period and the subject interim period, the registrant has not consulted
G. Brad Beckstead, CPA, regarding any matter requiring disclosure under Regulation 8-K, Item 304(a)(2). At the Annual Shareholder's meeting, G. Brad Beckstead was ratified as the Company's CPA for the fiscal year.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of Global Boulevard International, Inc.




Name                         Age              Position
--------                    ------           ----------
James W. McCabe, Jr.         54              President, CEO
                                             Chief Financial Officer,
                                             Director, and Corporate
                                             Secretary


B.  Work Experience

James W. McCabe, Jr. (Chairman, Chief Executive Officer, Chief Financial Officer and Corporate Secretary)

1968-1969 Marine Corp, commissioned 2nd Lt. at graduation.
1972 - Hired by Ross Perot for Dupont upon release from Marine Corp.
1973 - Declined job with Ross Perot
1973 - Independent contractor San Salvador, Purchased and flew WWII fighter aircraft.
1974 - Tennis Professional, T Bar M I New Braunfels, Texas; April Sound
       in Conroe, Texas; Palmetto Dunes in Hilton Head, SC.
1975 - Tennis Professional at Sawgrass Country Club in Pointe Vedra
       Beach, Florida
1976-77 - Tennis Professional at the Bolles School and Clayhill Racquet
          Club in Jacksonville, Florida
1977-79 - Instructor Pilot for Bell Helicopter International in Esfahan,
          Iran.
1979-81 - Founded McCabe Petroleum Corporation, San Antonio, Texas.
1981 - Founded San Anco Engergy Corporation, a public corporation, and acquired assets of McCabe Petroleum in San Antonio, Texas.
1986 - Acquired effective control of SanAnco Energy Corporation
1988 - Met with principles of Sidewinder Operating Company and acquired license from Sidewinder to their patented short radium drilling technology and formed HCM/His with partner James Hughes to utilize license, Tulsa, OK.
1989 - Off made by Sidewinder to Mr. McCabe and Hughes to acquire patents,
       Tulsa, OK.
1990 - Acquired patents to Sidewinder technology with loan from S.G. Warburg and formed Sidewinder Tools Corporation. Changed name of HCM/HIS to Directional Drilling Systems, Tulsa, OK.
1990 - Warburg and his associates file a law suite against Mr. McCabe and Hughes three weeks after closing acquisition, in an effort to take Control of the ownership in Sidewinder, Tulsa, OK.
1990-94 - Federal litigation over Sidewinder as Mr. McCabe and Hughes operate under Directioinal Drilling Systems as a horizontal drilling service company. Tulsa, OK.

1994 - Events bring litigation to a close with both sides releasing all claims and counterclaims. Amoco found to be an additional party in the lawsuit. Settlement with Amoco and Mr. McCabe and Hughes obtain the rights to various patented technologies of Amoco. Patent to short radius horizontal drilling issued to Maverick Took Company, owned by Mr. McCabe, for new short radius drilling tool.
1995 - With Amoco technologies as well as Sidewinder patents change name of
       Directional Drilling Systems to Vector Drilling Company.
1996 - Mr. McCabe moves to Naples, Florida and acquires all of Mr. Hughes interest in Vector Drilling Company and changes name to Vector Horizontal Resource, LC, Naples, Florida.
1997 - Vector joint ventures with public company, Cronus Corporation.
       Cronus asks Mr. McCabe to serve as President of the Company, to better organize the company, and bring JV oil and gas assets in Louisiana on line.
1998 - Mr. McCabe resigns as President from Cronos as Louisiana project is completed. Also, he move Vectors field operation from Louisiana to Oklahoma.
1999 - Mr. McCabe purchases Nowata, Oklahoma oil field and moves field office to Nowata, OK, with administrative offices in Naples, Florida. 2000 - Continues to develop the Nowata oil field, under the Vector Horizontal
       Resources.

Education:  Graduated, 1963, The Bolles School, Jacksonville, Florida
            Graduated, 1967 w/BA, Trinity University, San Antonio, Texas

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities (referred to as "reporting persons"), to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other
GBBV equity securities. Reporting persons are required by Commission regulations to furnish us with copies of all Section 16(a) forms they file.

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2000. GBBV intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2000. The Company does have employment agreements in place with each of its officer.


Name                            Position        Monthly Salary
----------------------------    ---------       ----------------
James W. McCabe, Jr.            President            $ 0


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2000 by each person known by GBBV to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.



Title      Name & Address                     Amount of            Percent
of         of Beneficial                      shares               of
Class      Owner of Shares       Position     held by Owner        Class
------     ---------------       --------     -------------        --------
Common   James W. McCabe, Jr.(1) Chairman        25,000              0.04%

Common   Global Blvd. Mag, Inc.(2)            2,250,000             37.34%

Common   Kirthney Holdings Limited(3)           500,000              8.29%

Common   Castle Partners LLP(4)                 375,000              6.22%

Common   Garnier Partners LLP(5)                375,000              6.22%

Common   International Fluid Dynamics, Inc.(6)  375,000              6.22%

Common   Sage Capital Management, Inc.(7)       375,000              6.22%

Common   Valverde Financial Corporation(8)      375,000              6.22%

-------------------------------------------------------------------------
All Executive Officers and
    Directors as a Group (1 person)              25,000              0.04%



(1) James W. McCabe, Jr., 38820 N. 25th Avenue, Phoenix, AZ  85086.

(2) Global Blvd. Mag, Inc., 403 East 58th Street, Suite 4R, New York, NY  10022.

(3) Kirthney Holdings Limited, Eurofed Bank, P.O. Box W528 High Street. St. Johns, Antigua, West Indies.

(4) Castle Partners LLP, 5433 Westheimer, Houston, TX  77056.

(5) Garnier Partners LLP, 30 Old Rudwick Lane, Dover, DE  19901.

(6) International Fluid Dynamics, Inc. 5433 Westheimer, Houston, TX  77056.

(7) Sage Capital Management, Inc., One Riverway, Suite 2550, Houston, TX  77056.

(8) Valverde Financial Corporation, General Willie Strasse 10, Zurich, Switzerland 8027.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At the Company's Annual Shareholder's Meeting, the shareholders ratified the appointment of G. Brad Beckstead, CPA as independent auditor, , to perform audited financials for the Company. Mr. Beckstead owns no stock in the Company. The company has no formal contracts with its accountant, he is paid on a fee for service basis.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBITS.

The following documents are included or incorporated by reference as exhibits to this report:


EXHIBIT
  NO.                        DOCUMENT DESCRIPTION
-------  ----------------------------------------------------------------------
(3)      ARTICLES OF INCORPORATION AND BY-LAWS

  3.1    Articles of Incorporation of the Company(1)

  3.2    By-Laws of the Company(1)

(23)     CONSENT OF EXPERTS AND COUNSEL

(27)     FINANCIAL DATA SCHEDULE

--------------------------
(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was originally filed on December 10, 1999, and incorporated herein by reference.


(b)  REPORTS ON FORM 8-K

GBBV filed a Current Report, on March 21, 2000, on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Account." (See Item 8 above, entitled, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

GBBV filed a separate Current Report, on June 12, 2000, on Form 8-K containing information pursuant to Item 6 ("Resignation of Registrant's Directors") entitled "Resignation of Registrant's Director."

                               SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 29, 2001                 GLOBAL BOULEVARD INTERNATIONAL, INC.

                                        By:  /s/ James W. McCabe, Jr.
                                        -----------------------------
                                        James W. McCabe, Jr.,
                                        President, Chief Executive Officer and
                                        Chief Financial Officer