Form 10QSB
period 2001-03-31
GLOBAL BOULEVARD INTERNATIONAL INC
filed 2001-05-01
CIK 1096789

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2001
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------

                     Commission File Number: 000-28445
--------------------------------------------------------------------------

                    Global Boulevard International, Inc.
             ---------------------------------------------------
               (Name of Small Business Issuer in its charter)


             Nevada                             88-0392153
 -------------------------------   ---------------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)

         355 Cambridge Shore, Afton, OK                       74331
   ------------------------------------------------     -------------
    (Address of principal executive offices)               (zip code)

               918-782-9408 (Phone)       918-782-9452  (FAX)
       ---------------------------------------------------------
                      Issuer's Telephone Number

                38820 N. 25th Avenue, Phoenix, AZ  85086
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 100,000,000 Common Stock, authorized, 6,024,500 shares of common stock issued and outstanding, par value $0.001 per share as of March 31, 2001.

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

                                      3
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

The unaudited financial statements of registrant for the three months ended March 31, 2001, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

G. BRAD BECKSTEAD
---------------------------
Certified Public Accountant

                                                  330 E. Warm Springs
                                                 Las Vegas, NV  89119
                                                         702.528.1984
                                                  425.928.2877 (efax)

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                --------------------------------------

Board of Directors
Global Boulevard International, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Global Boulevard International, Inc. (a Nevada corporation) (a development stage company) as of March 31, 2001 and the related statements of operations for the three-months ended March 31, 2001 and 2000 and for the period April 16, 1998 (Inception) to March 31, 2001, and statements of cash flows for the three-month period ending March 31, 2001 and 2000 and for the period April 16, 1998 (Inception) to March 31, 2001. These financial statements are the responsibility of the Company's management.

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

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying financial statements referred to above for them to be in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

I have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Global Boulevard International, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein) and in my report dated February 20, 2001, I expressed an unqualified opinion on those financial statements.


/s/ G. Brad Beckstead
---------------------

April 25, 2001

                    Global Boulevard International, Inc.
                       (A Development Stage Company)

                              Balance Sheet



BALANCE SHEET

                                               (Unaudited)
                                                March 31,    December 31,
Assets                                             2000            2000
                                                ---------     ----------
Cash in held in escrow                          $     -0-     $    3,646
Organizational costs, net                             -0-            -0-
                                                ---------     ----------
Total Assets                                    $     -0-     $    3,646
                                                =========     ==========


Liabilities and Stockholders' Equity

Common stock, $0.001 par value,
     100,000,000 shares authorized; 6,024,500
     shares issued and outstanding                  6,025         6,025

Additional paid-in capital                        156,125       156,125

Deficit accumulated during development stage     (157,150)     (153,504)

Less:  Treasury stock                              (5,000)       (5,000)
                                                ----------     ---------


                                                       -0-         3,646
                                                 ---------   -----------
                                                  $    -0-    $    3,646
                                                  ========    ===========


The accompanying Notes are an integral part of these financial statements.

                Global Boulevard International, Inc.
                  (A Development Stage Company)

                           Income Statement
                             (Unaudited)


INCOME STATEMENT

4/16/98
                                    ---3-Months Ended---   (Inception) to
                                     3/31/01      3/31/00      3/31/01
                                    ---------    --------    -------------
Revenue                             $     -0-    $    -0-    $       -0-

General and administrative expenses     3,646         -0-        156,838

Write-off of organization costs           -0-         -0-            312
                                    ---------    --------    ------------
Net (loss)                          $ (3,646)    $    -0-    $  (157,150)
                                    =========    ========    ===========

Weighted average number of
    common shares outstanding      6,024,500   11,999,000      6,024,500

   Net (loss) per share            $     -0-    $     -0-    $     (0.03)


The accompanying Notes are an integral part of these financial statements.

                  Global Boulevard International, Inc.
                     (A Development Stage Company)

                        Statement of Cash Flows
                              (Unaudited)


STATEMENT OF CASH FLOWS
4/16/98
                                    ---3-Months Ended---    (Inception) to
                                     3/31/01      3/31/00       3/31/01
                                    ---------    --------    -------------
Net (loss)                            (3,646)       -0-        (157,150)
                                      -------     ------        ---------
Net cash used by
operating activities                  (3,646)       -0-         (157,150)
                                     -------      ------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Net cash used by
investing activities                     -0-        -0-              -0-
                                      ------     ------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock                 -0-        -0-          157,150

Net cash provided by
financing activities                     -0-        -0-              -0-
                                      ------     ------         --------
     Beginning cash                    3,646        -0-          157,150
                                      ------     ------        ---------
     Ending cash                         -0-        -0-              -0-
                                      ======     ======        =========


NON-CASH TRANSACTIONS

     Interest expense                    -0-        -0-             -0-
     Income taxes                        -0-        -0-             -0-


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

3. The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2001 and December 31, 2000.

4. Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of March 31, 2001 and December 31, 2000.

5. The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.

6. Organizational costs in the amount of $360 have been fully expensed.

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

There is no provision for income taxes for the period ended March 31, 2001 and December 31,2000, due to the net loss and no state income tax in Nevada.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

GLOBAL BOULEVARD INTERNATIONAL, Inc. ("GBBV" or the "Company"), is a development stage Internet e-Commerce company with a principal business strategy to facilitate the hosting, creation, use of database management systems and marketing of international e-commerce web-based businesses through an Interactive WEB site and hosting portal.

Although the Company's original business objective has not been completely abandoned, due to the struggle of Internet companies in the past year, the Company is currently assessing various options and strategies to become a profitable corporation.

The Company is evaluating its original business strategy to establish a network of Global Transaction Centers throughout tax-neutral domiciles that will host and facilitate the implementation of international e-commerce activities on behalf of its client companies. These facilities would bring together, in one location, many of the essential technological solutions available for successfully conducting international business through the new emerging Internet e-commerce platform.

The Company planned to develop an interactive website to market financial products over the Internet.

The Company planned to seek advertisers, to advertise their product(s) on the Company's Web site. For any advertisers on the Company's Web site, the Company would provide a link to the advertisers' Web site and charge a customary/nominal fee, for each customer who links to their advertisers Web site.

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

Based on adverse market conditions and the failure of many Internet "dot.com" companies, GBBV has reconsidered its original business plan, and is currently Seeking other business strategies.

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

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its Web site. As of March 31, 2001, the Company had an accumulated deficit of $157,150.

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

Unclassified Balance Sheet - In accordance with the provisions of SFAS
No. 53, the Company has elected to present an unclassified balance sheet. Loss/Earnings Per Share - Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of March 31, 2001.


Results of Operations

As a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to twelve (12) months. During the First Quarter, ended, March 31, 2001, the Company had a net loss of $3,646. These funds were spent as general and administrative expenses specifically for legal and accounting work. Otherwise, the Company has been inactive. Management has been involved in other projects, and has dedicated minimal time and effort to the Company. Miscellaneous expenses to keep the Company active were covered by the President of the Company, who does not expect reimbursement for said expenses. The Company does not have any material commitments for capital expenditures.

Plan of Operation

The Company had planned devote the major portion of its time and resources to the development of an interactive website to market financial products over the Internet. Based on the adverse market conditions for Internet sites, the Company is evaluating other strategies to pursue.

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

During the 2000 annual shareholder meeting the shareholders voted to reverse the number of shares issued on a two-for one basis. The reverse split is took place in the Fourth Quarter, in the year 2000.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the First Quarter ended March 31, 2001. GBBV intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the First Quarter year ended March 31, 2001. The Company does have employment agreements in place with each of its officers.

Market For Company's Common Stock

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "GBBV" and commenced its trading under that symbol on December 15, 1998. It originally traded under the symbol "RGAG". The symbol was subsequently changed to "GOBO" and following the reverse stock split it was changed again to its current symbol of "GBBV."

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

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

As of the date hereof, GBBV is not a party to any material legal proceedings, and none are known to be contemplated against GBBV.


ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2001, no matters were submitted to the Company's security holders.


ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

None.

                               SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 30, 2001

                                   GLOBAL BOULEVARD INTERNATIONAL, INC.
                                   ------------------------------------
                                               Registrant

By: /s/ James W. McCabe, Jr.
-------------------------------
James W. McCabe, Jr., President