Form 10QSB
period 2001-06-30
GLOBAL BOULEVARD INTERNATIONAL INC
filed 2001-07-27
CIK 1096789

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2001
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 100,000,000 Common Stock, authorized, 6,024,500 shares of common stock issued and outstanding, par value $0.001 per share as of June 30, 2001.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          CPA Review Letter....................................   5
          Balance Sheet (unaudited)............................   6
          Statements of Operations (unaudited).................   7
          Statements of Cash Flows (unaudited).................   8
          Notes to Financial Statements........................  9-10

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   11


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   16

Item 2.   Changes in Securities and Use of Proceeds............   16

Item 3.   Defaults upon Senior Securities......................   16

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................   16

Item 5.   Other Information.....................................  16

Item 6.   Exhibits and Reports on Form 8-K......................  16

Signatures......................................................  18

                                      3
PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended June 30, 2001. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended June 30, 2001, follow.

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


July 26, 2001


Board of Directors
Global Boulevard International, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Global Boulevard International, Inc. (a Nevada corporation) (a development stage company) as of June 30, 2001 and the related statements of operations for the three and six months ended June 30, 2001 and 2000 and for the period April 16, 1998 (Inception) to June 30, 2001, and statements of cash flows for the six month period ending June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and has not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ G. Brad Beckstead
---------------------
G. Brad Beckstead, CPA

                    Global Boulevard International, Inc.
                       (a Development Stage Company)

                              Balance Sheet



BALANCE SHEET

                                               (Unaudited)
                                                June 30,    December 31,
Assets                                             2000            2000
                                                ---------     ----------
Cash in held in escrow                          $       0    $    3,646
                                                ---------    ----------
Total Assets                                    $       -    $    3,646
                                                =========    ==========




Liabilities and Stockholders' Equity


Current liabilities                             $       -    $        -
                                                ---------    ----------
  Total current liabilities                             -             -
                                                ---------    ----------

Stockholders' Equity

Common stock, $0.001 par value,
    100,000,000 shares authorized;
    6,024,500 shares issued and
    outstanding                                    6,025         6,025

Additional paid-in capital                        156,125       156,125

Deficit accumulated during development stage     (157,150)     (153,504)

Less:  Treasury stock                              (5,000)       (5,000)
                                                ----------     ---------


                                                         -         3,646
                                                 ---------   -----------
                                                  $      -    $    3,646
                                                  ========    ==========


The accompanying Notes are an integral part of these financial statements.

                     Global Boulevard International, Inc.
                       (a Development Stage Company)

                           Statement of Operations
                                 (unaudited)
        For the Three and Six Months Ending June 30, 2001 and 2000 and For the Period April 16, 1998 (Inception) to June 30, 2001




STATEMENT OF OPERATIONS

                       Three Months Ending  Six Months Ending    April 16, 1998
                       -------------------  -----------------   (Inception) to
                        June 30,  June 30,  June 30, June 30,      June 30,
                          2001      2000      2001     2000         2001
                       ----------  -------  -------- --------  --------------

Revenue                 $      -   $      -  $      -  $      -  $       -
                        --------   --------  --------  --------  ----------

Expenses:

General and
administrative
expenses                       -          -     3,646         -    157,150
                        --------   --------  --------  --------  ----------
   Total Expenses              -          -     3,646         -    157,150
                        --------   --------  --------  --------  ----------
Net (loss)              $      -    $     -  $ (3,646) $      -  $(157,150)
                        ========    =======  ========= ========  ==========

Weighted average
  number of
  common shares
  outstanding       6,024,500   11,999,000  6,024,500  11,999,000  6,024,500
                    =========   ==========  =========  ==========  =========
Net (loss)
  per share         $       -   $       -   $  (0.00)  $       -  $   (0.03)
                    =========   ==========  =========  ==========  =========


The accompanying Notes are an integral part of these financial statements.

                      Global Boulevard International, Inc.
                        (a Development Stage Company)

                            Statement of Cash Flows
               For the Three and Six Months Ending June 30, 2001 and 2000 and For the Period April 16, 1998 (Inception) to June 30, 2001



STATEMENT OF CASH FLOWS

                                          Six Months Ending    April 16, 1998
                                                March 31,      (Inception) to
                                         --------------------     June 30,
                                          2001          2000        2001
                                         ---------    ---------   ------------
Cash flows from operating activities
Net loss                                 $ (3,646)    $      -    $(157,150)
                                         ---------    --------    ----------
Adjustment to reconcile net (loss) to
net cash used by operating activities:
                                         ---------    --------    ----------
Net cash used by
operating activities                       (3,646)           -     (157,150)
                                         ---------    --------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                 -           -             -
                                         ---------    --------    ----------
Net cash used by
investing activities                             -           -             -
                                         ---------    --------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock                         -           -       157,150
                                         ---------    --------    ----------
Net cash provided by
financing activities                             -           -       157,150
                                         ---------    --------    ----------
Net (decrease) increase in cash             (3,646)          -             -
Cash - beginning                             3,646           -             -
                                         ---------    --------    ----------
Cash - ending                                    -           -             -
                                         =========    ========    ==========

NON-CASH TRANSACTIONS

     Interest expense                            -           -             -
                                         =========    ========    ==========
     Income taxes                                -           -             -
                                         =========    ========    ==========



The accompanying Notes are an integral part of these financial statements.

                 Global Boulevard International, Inc.
                    (a Development Stage Company)
                               Notes

Note 1 - Basis of Presentation

The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2000 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $157,000 since inception.
The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

                 Global Boulevard International, Inc.
                    (a Development Stage Company)
                               Notes


Note 3 - Related party transactions

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

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products, and possibility advertising revenues on its Web site. As of June 30, 2001, the Company had an accumulated deficit of $157,150.

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

Unclassified Balance Sheet - In accordance with the provisions of SFAS
No. 53, the Company has elected to present an unclassified balance sheet. Loss/Earnings Per Share - Earnings per share (EPS) is computed using the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company has no common shares that are potentially issuable, such as stock options, convertible preferred stock and warrants, basic and diluted EPS are the same. The Company had no dilutive common stock equivalents such as stock options as of June 30, 2001.

Results of Operations

As a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to twelve (12) months. During the first six months ended, June 30, 2001, the Company had a net loss of $3,646. These funds were spent as general and administrative expenses specifically for legal and accounting work. Otherwise, the Company has been inactive. Management has been involved in other projects, and has dedicated minimal time and effort to the Company. Miscellaneous expenses to keep the Company active were covered by the President of the Company, who does not expect reimbursement for said expenses. The Company does not have any material commitments for capital expenditures.

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

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. As stated earlier, miscellaneous expenses to keep the Company active were covered by the President of the Company, who does not expect reimbursement for said expenses. The independent auditor of the Company have issued a going concern opinion in Note 2 of the Notes to Financial Statements. "The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations." The Company may not have significant cash or other material assets, to cover its operating costs and to allow it to continue as a going concern. It would therefore be the intent of the Company to seek to raise additional capital via a private placement offering pursuant to Regulation "D" Rule 505 or 506. There is no assurance that the proceeds of any private placement would raise sufficient funding to enhance the Company's financial resources sufficiently to generate volume for the Company.

As a result of our the Company's current limited available cash, no officer or director received compensation through the Second Quarter ended June 30, 2001. GBBV intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the Second Quarter year ended June 30, 2001. The Company does have employment agreements in place with each of its officers.

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

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; (iii) the Internet and Internet commerce; and, (iv) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, dependence on continued growth in the use of the Internet, the Company's inexperience with the Internet, potential fluctuations in quarterly operating results and expenses, security risks of transmitting information over the Internet, government regulation, technological change and competition.

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

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2001, no matters were submitted to the Company's security holders.


ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

  3     Articles of Incorporation & By-Laws

               (a) Articles of Incorporation of the Company filed April 16, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10SB12G, previously filed with the Commission on December 10, 1999.

               (b) Amended Articles of Incorporation of the Company filed March 25, 1999. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities
               Of Small Business Issuers on Form 10SB12G, previously filed with the Commission on December 10, 1999.

               (c) By-Laws of the Company adopted December 18, 1998. Incorporated by reference to the exhibits to the Company's General Form For Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission on December 10, 1999.

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the years ended December 31, 1999 and December 31, 2000. Incorporated by reference to the Company's Annual Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

               (b) Form 10-QSB for the Quarters ended March 31, 2000, June 30, 2000, September 30, 2000 and March 31, 2001.
               Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               (a) Consent of Independent Public Accountant

        Current Report, incorporated by reference to the on Form 8-K, previously filed with the Commission on June 12, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 26, 2001

                                   GLOBAL BOULEVARD INTERNATIONAL, INC.
                                   ------------------------------------
                                               Registrant

By: /s/ James W. McCabe, Jr.
-------------------------------
James W. McCabe, Jr., President