Form 10QSB
period 2001-09-30
GLOBAL BOULEVARD INTERNATIONAL INC
filed 2001-11-08
CIK 1096789

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2001
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------

                     Commission File Number: 0-28445
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 100,000,000 Common Stock, authorized, 6,024,500 shares of common stock issued and outstanding, par value $0.001 per share as of September 30, 2001.

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

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended September 30, 2001. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended September 30, 2001, follow.

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
                                                           702.528.1984
                                                    425.928.2877 (efax)

                INDEPENDENT ACCOUNTANT'S REVIEW REPORT
                --------------------------------------


Board of Directors
Global Boulevard International, Inc.
(a Development Stage Company)
Las Vegas, NV

I have reviewed the accompanying balance sheet of Global Boulevard International, Inc. (a Nevada corporation) (a development stage company) as of September 30, 2001 and the related statements of operations for the three and nine months ended September 30, 2001 and 2000 and for the period April 16, 1998 (Inception) to September 30, 2001, and statements of cash flows for the nine month period ending September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


November 7, 2001

/s/ G. Brad Beckstead
---------------------
G. Brad Beckstead, CPA

                    Global Boulevard International, Inc.
                       (a Development Stage Company)

                              Balance Sheet



BALANCE SHEET

                                               (Unaudited)
                                                September 30, December 31,
                                                  2001            2000
                                                ---------     ----------
Current assets:

Cash                                            $       0    $    3,646
                                                ---------    ----------
Total current assets                                    -         3,646
                                                =========    ==========




Liabilities and Stockholders' Equity


Current liabilities                             $       -    $        -
                                                ---------    ----------
  Total current liabilities                             -             -
                                                ---------    ----------

Stockholders' Equity

Common stock, $0.001 par value,
    100,000,000 shares authorized;
    6,024,500 shares issued and
    outstanding                                     6,025         6,025

Additional paid-in capital                        156,125       156,125

(Deficit) accumulated during development stage   (157,150)     (153,504)

Less:  Treasury stock                              (5,000)       (5,000)
                                                ----------     ---------


                                                         -         3,646
                                                 ---------   -----------
                                                  $      -    $    3,646
                                                  ========    ==========


The accompanying Notes are an integral part of these financial statements.

                     Global Boulevard International, Inc.
                       (a Development Stage Company)

                           Statement of Operations
                                 (unaudited)
    For the Three Months and Nine Months Ending September 30, 2001 and 2000
      and For the Period April 16, 1998 (Inception) to September 30, 2001




STATEMENT OF OPERATIONS

                     Three Months Ending  Nine Months Ending   Apr 16, 1998
                         September 30,       September 30,    (Inception) to
                     -------------------  ------------------   September 30,
                          2001      2000      2001     2000         2001
                       ----------  -------  -------- --------  -------------

Revenue                 $      -   $      -  $      -  $      -  $       -
                        --------   --------  --------  --------  ----------

Expenses:

General and
administrative
expenses                       -          -     3,646         -    157,150
                        --------   --------  --------  --------  ----------
   Total Expenses              -          -     3,646         -    157,150
                        --------   --------  --------  --------  ----------
Net (loss)              $      -    $     -  $ (3,646) $      -  $(157,150)
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

                      Global Boulevard International, Inc.
                        (a Development Stage Company)

                            Statement of Cash Flows
        For the Three and Nine Months Ending September 30, 2001 and 2000
      and For the Period April 16, 1998 (Inception) to September 30, 2001



STATEMENT OF CASH FLOWS

                                                               April 16,
                                      Nine Months Ended          1998
                                         September 30,      (Inception) to
                                    ---------------------    September 30,
                                       2001        2000          2001
                                    ---------    --------    -----------
Cash flows from operating activities
Net loss                                 $ (3,646)    $      -    $(157,150)
                                         ---------    --------    ----------
Adjustment to reconcile net (loss) to
net cash used by operating activities:
                                         ---------    --------    ----------
Net cash used by
operating activities                       (3,646)           -     (157,150)
                                         ---------    --------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                -           -             -
                                         ---------    --------    ----------
Net cash used by
investing activities                            -           -             -
                                         ---------    --------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock                        -           -       157,150
                                         ---------    --------    ----------
Net cash provided by
financing activities                            -           -       157,150
                                         ---------    --------    ----------
Net (decrease) increase in cash            (3,646)          -             -
Cash - beginning                            3,646           -             -
                                         ---------    --------    ----------
Cash - ending                            $      -     $      -    $       -
                                         =========    ========    ==========

NON-CASH TRANSACTIONS

     Interest expense                    $      -     $      -    $        -
                                         =========    ========    ==========
     Income taxes                        $      -     $      -    $        -
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

Note 2 - Going concern

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at September 30, 2001, the Company has not recognized revenue to date and has accumulated operating losses of approximately $157,000 since inception.
The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

GLOBAL BOULEVARD INTERNATIONAL, Inc. ("GBBV" or the "Company"), currently has no revenues from operations. The company's original business strategy was to facilitate the hosting, creation, use of database management systems and marketing of international e-commerce web-based businesses through an Interactive WEB site and hosting portal. The Company planned to develop an interactive website to market financial products over the Internet.

Based on adverse market conditions and the failure of many Internet "dot.com" companies, GBBV has reconsidered its original business plan, and is currently assessing various options and other business strategies.

Management currently believes the Company needs to identify and complete an acquisition, merger or other transaction that will enhance shareholder value. The Company's President and Chairman is investigating potential business opportunities, as authorized by the Board of Directors. The Board has placed no limitations on the type of business or industry to consider. Currently, GBBV has no plans, agreements, arrangements or understandings, written or oral, with respect to any acquisition, merger or similar transaction. No assurances can be given as to GBBV's ability to identify and complete a transaction by any given date or as to the nature of the business or profitability of the company if a transaction is completed. A proposed transaction could be subject to significant regulatory, business, financing and other contingencies and might require shareholder and other approvals.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. Such risks include, without imitation, the lack of broad acceptance of the company's products and the inability of the Company to generate revenues, the company's inability to anticipate and adapt to a developing market, the failure of the company's infrastructure, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of September 30, 2001, the Company had an accumulated deficit of $157,150.

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

The Company had no dilutive common stock equivalents such as stock options or warrants as of September 30, 2001.


Results of Operations

The following is a limited discussion of the results of operations for the nine months ended September 30, 2001 as the company has been inactive. As a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to twelve (12) months. During the first nine months ended, September 30, 2001, the Company had a net loss of $3,646. These funds were spent as general and administrative expenses specifically for legal and accounting work. The Company has an accumulated net loss of $157,150 since its inception on April 16, 1998. Otherwise, the Company has been inactive. Management has been involved in other projects, and has dedicated minimal time and effort to the Company. Miscellaneous expenses to keep the Company active were covered by the President of the Company, who does not expect reimbursement for said expenses. The Company does not have any material commitments for capital expenditures.


Plan of Operation

Without any operating business or material assets, the Company will remain inactive until such time as management identifies and completes an acquisition of, or merger with an operating company. No assurances can be given as to Company's ability to identify and complete a transaction by any given date or as to the nature of the business or profitability of the company if a transaction is completed. A proposed transaction could be subject to significant regulatory, business, financing and other contingencies and might require shareholder and other approvals.


Liquidity and Capital Resources

At September 30, 2001, the Company had no working capital. It is currently solely dependent on its president. The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through December 31, 1999. On April 14, 1998, the Company's founding shareholder purchased 700,000 shares of its $.001 par value common stock for cash of $700.

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

The Company has limited financial resources available, which has had an adverse impact on the Company's liquidity, activities and operations.
These limitations have adversely affected the Company's ability to obtain certain projects and pursue additional business. As stated earlier, miscellaneous expenses to keep the Company active were covered by the President of the Company, who does not expect reimbursement for said expenses. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. In order for the Company to remain a Going Concern it will need to find additional capital. Additional working capital may be sought through additional debt or equity private placements, additional notes payable to banks or related parties (officers, directors or stockholders), or from other available funding sources at market rates of interest, or a combination of these. The ability to raise necessary financing will depend on many factors, including the nature and prospects of any business to be acquired and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing can be obtained on terms favorable to the Company, or at all.

Therefore, management is currently assessing options, so that the Company can remain a Going Concern. These options include, but are not limited to: management advancing the Company funding; a 505/506 Offering; or developing a strategic alliance with a better funded company. Financial Footnote 2 states: " These conditions raise substantial doubt about the Company's ability to continue as a going concern."

As a result of our the Company's current limited available cash, no officer or director received compensation through the Third Quarter ended September 30, 2001. GBBV intends to pay salaries when cash flow permits.
No officer or director received stock options or other non-cash compensation during the Third Quarter year ended September 30, 2001. The Company does have employment agreements in place with each of its officers.

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

This Form 10-QSB contains statements that constitute "forward-looking statements." These forward-looking statements can be identified by the use of predictive, future-tense or forward-looking terminology, such as "believes," "anticipates," "expects," "estimates," "plans," "may," "will," or similar terms. These statements appear in a number of places in this Registration and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) trends affecting the Company's financial condition or results of operations for its limited history; (ii) the Company's business and growth strategies; and, (iii) the Company's financing plans. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. Factors that could adversely affect actual results and performance include, among others, the Company's limited operating history, potential fluctuations in quarterly operating results and expenses, government regulation, technological change and competition.

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

                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

Global Boulevard International, Inc. closed its litigation against two shareholders who were issued common stock erroneously, as they never paid for their shares with monies nor services.

On October 9, 2001, the District Court of Clark County, Nevada, issued a "Judgment by Default" to the Company and ordered a declaratory judgment against these shareholders; and, the Court ordered that these shareholders are not entitled to the shares of Global Boulevard International, Inc. and they further ordered that said shares be cancelled from the shareholder list of the Company. The Company has subsequently returned these shares to the Company's treasury.

This represents 500,000 common shares which will be returned to the Company's treasury. This will reduce the number of outstanding shares from 6,024,500 to 5,524,500. The Company filed a Current Report on Form 8-K to disclose these proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended September 30, 2001, no matters were submitted to the Company's security holders.


ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

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

               (b) Form 10-QSB for the Quarters ended March 31, 2000, September 30, 2000, September 30, 2000, March 31, 2001 and June 30, 2001. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.

  23    Consent of Experts and Counsel

               (a) Consent of Independent Public Accountant

(b)  Reports on Form 8-K

        Current Report, filed October 19, 2001, containing information pursuant to Item 5 ("Other Materially Important Events") and Item 7 ("Exhibits") entitled "Court Order." (See Item 1 Legal Proceedings Above.)

        Current Report, incorporated by reference to the on Form 8-K, previously filed with the Commission on June 12, 2000 containing information pursuant to Item 6 ("Resignation of Registrant's Directors") and Item 7 ("Exhibits"), entitled "Board Resolution."

        Current Report, incorporated by reference to the on Form 8-K, previously filed with the Commission on March 21, 2000 containing information pursuant to Item 4 ("Changes in Registrant's Certifying Accountant") and
Item 7 ("Exhibits") entitled "Letter of Resignation."

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 7, 2001

                                   GLOBAL BOULEVARD INTERNATIONAL, INC.
                                   ------------------------------------
                                               Registrant

By: /s/ James W. McCabe, Jr.
-------------------------------
James W. McCabe, Jr., President