Form 10KSB
period 2001-12-31
GLOBAL BOULEVARD INTERNATIONAL INC
filed 2002-03-28
CIK 1096789

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                      Commission file number: 000-28445

                    Global Boulevard International, Inc.
             ---------------------------------------------------
               (Name of Small Business Issuer in its charter)


             Nevada                             88-0392153
 -------------------------------   ---------------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)

         355 Cambridge Shore, Afton, OK                      34331
   ------------------------------------------------     -------------
    (Address of principal executive offices)               (zip code)

               918-782-9408 (Phone)       918-782-9452  (FAX)
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

     Based on the average if the closing bid and asked prices of the issuer's common stock on December 31, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $209,800.

     The issuer had 5,524,500 shares of common stock issued and outstanding, par value $.001 per share as of December 31, 2001.

     Documents incorporated by reference:  None

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    CONTENTS

                                                                          PAGE
PART I

    Item 1.  Description of Business........................................4
    Item 2.  Description of Property.......................................12
    Item 3.  Legal Proceedings.............................................12
    Item 4.  Submission of Matters to a Vote of Security Holders...........12

PART II

    Item 5.  Market for Common Equity and Related Stockholder Matters......13
    Item 6.  Management's Discussion and Analysis or Plan of Operation.....15
    Item 7.  Financial Statements..........................................18
    Item 8.  Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure........................20

PART III

    Item 9.  Directors, Executive Officers, Promoters and Control
                Persons; Compliance with Section 16(a) of the
                Exchange Act...............................................21
    Item 10. Executive Compensation........................................23
    Item 11. Security Ownership of Certain Beneficial Owners and
                Management.................................................24
    Item 12. Certain Relationships and Related Transactions................25
    Item 13. Exhibits and Reports on Form 8-K..............................25

SIGNATURES   ..............................................................26



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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

(a) BUSINESS DEVELOPMENT

(i) Business Development, Organization and Acquisition Activities
-----------------------------------------------------------------

Global Boulevard International, Inc., originally an Internet e-Commerce company, hereinafter referred to as "GBBV" or the "Company" or the "Registrant", was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on April 16, 1998 (Date of Inception) under the name Registered Agents of Southern Nevada, Inc. The Company amended its Articles on March 25, 2000 changing its name to Global Boulevard International, Inc.

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


(b) Business of Issuer

Principal Products, Services and Principal Markets
--------------------------------------------------

GLOBAL BOULEVARD INTERNATIONAL, Inc. ("GBBV" or the "Company"), a Nevada Corporation, with an original principal business strategy to establish a network of Transaction Centers throughout tax-neutral domiciles planned to host and facilitate the implementation of international e-commerce activities on behalf of client companies. The Company wanted to bring these facilities together, in one location, utilizing the essential technological solutions available for conducting international business through the Internet e-commerce platform. Based on adverse market conditions and the failure of many Internet "dot.com" companies, GBBV has reconsidered its original business plan, and is currently developing other business strategies.

B. Business of Issuer

1)  Principal Products, Services and Principal Markets.

The original business of GBBV was to establish a network of Transaction Centers throughout tax-neutral domiciles planned to host and facilitate the implementation of international e-commerce activities on behalf of client companies. The Company wanted to bring these facilities together, in one location, utilizing the essential technological solutions available for conducting international business through the Internet e-commerce platform. Since the inception of this business strategy, government regulations have limited the establishment of tax-neutral domiciles, as such, in order to stay compliant with government regulations, the Company abandoned it original business plan. The Company is now in the process of developing a new business strategy. The Company is currently assessing various options and strategies to become a profitable corporation.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets like the Internet. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as online commerce. Based on adverse market conditions and the failure of many Internet "dot.com" companies, GBBV is currently developing other business strategies.

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

(b)  Anticipated Losses for the Foreseeable Future

The Company has not achieved profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of general and administrative expenses the company will incur to remain reporting company with the U.S. Securities and Exchange Commission. Since the Company's inception on April 16, 1999 through December 31, 2001, the Company had an accumulated deficit of $(157,150) dollars. The Company expects that its operating expenses will increase significantly during the next several years, especially as it further develops its business plan. Thus, the Company will need to generate increased revenues to achieve profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

(c)  Developing New Business Strategies

The Company is currently assessing various options and strategies to become a profitable corporation. The analysis of new businesses opportunities and evaluating new business strategies will be undertaken by or under the supervision of James McCabe, Jr., the Company's President. In analyzing prospective businesses opportunities, James McCabe, Jr. will consider, to the extent applicable, the available technical, financial and managerial resources of any given business venture. Management will also consider the nature of present and expected competition; potential advances in research and development or exploration; the potential for growth and expansion; the likelihood of sustaining a profit within given time frames; the perceived public recognition or acceptance of products, services, trade or service marks; name identification; and other relevant factors. The Company anticipates that the results of operations of a specific business venture may not necessarily be indicative of the potential for future earnings, which may be impacted by a change in marketing strategies, business expansion, modifying product emphasis, changing or substantially augmenting management, and other factors.

The Company will analyze all relevant factors and make a determination based
On a composite of available information, without reliance on any single factor. The period within which the Company will decide to participate in a given business venture cannot be predicted and will depend on certain factors, including the time involved in identifying businesses, the time required for the Company to complete its analysis of such businesses, the time required to prepare appropriate documentation and other circumstances.

(d)  Evaluating a Business Combination

The Company has not yet determined if it plans to seek or identify a business combination with a private entity whose business presents an opportunity for Company shareholders. Before this decision can be made the Company's management needs to review and evaluate business ventures for possible mergers or acquisitions. The Company has not entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in a transaction, as of the date of this filing. Further, the business objectives discussed herein are extremely general and are not intended to restrict the discretion of the Company's management.

A decision to participate in a specific business opportunity will be made Based upon a Company analysis of the quality of the prospective business opportunity's management and personnel, asset base, the anticipated acceptability of business' products or marketing concepts, the merit of a business plan, and numerous other factors which are difficult, if not impossible, to analyze using any objective criteria.

(e)  Selection of a Business Opportunity

Should the company pursue other potential business opportunities, it Anticipates they will be referred from various sources, including its officers and directors, professional advisors, and its shareholders, who may present unsolicited proposals. The Company does not plan to engage in any general solicitation or advertising for a business opportunity, and would rely upon personal contacts of its officers, as well as indirect associations with other business and professional people. Management's reliance on "word of mouth" may limit the number of potential business opportunities identified. While it is not presently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions or reorganizations, such firms may be retained if management deems it in the best interest of the Company. As of the filing date there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker-dealers or venture capitalists. The Company's present intentions are to rely upon its president to effect those services normally provided by professional advisors or financial consultants.

The Company will not restrict its search to any particular business, industry, or geographical location. Management reserves the right to evaluate and enter into any type of business in any location. In seeking a business venture, the decision of management will not be controlled by an attempt to take advantage of any anticipated or perceived appeal of a specific industry, management group, product, or industry, but will be based on the business objective of seeking long-term capital appreciation. The Company may participate in a newly organized business venture or in a more established business. Participation in a new business venture entails greater risks since, in many instances, management of such a venture may not have a proven track record; the eventual market for such venture's product or services will likely not be established; and the profitability of the venture will be untested and impossible to accurately forecast. Should the Company participate in a more established venture that is experiencing financial difficulty, risks may stem from the Company's inability to generate sufficient funds to manage or reverse the circumstances causing such financial problems.

(f)  Operation of Business After Acquisition

If management decides to pursue a merger or acquisition, the Company will be dependent on the nature of the business and the interest acquired. The Company is unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. It may be expected that the business will present various risks, which cannot be predicted at the present time.

(g)  Risks Associated with Acquisitions

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

(h)  Competition

The Company will be involved in intense competition with other business entities, many of which will have a competitive edge over the Company by virtue of their stronger financial resources and prior experience in business. There is no assurance that the Company will be successful in identifying and executing suitable business opportunities.

(i)  Risks Associated With New Services, Features and Functions

As the Company develops its new business strategies, there can be no assurance that the Company would be able to expand its operations in a cost-effective or timely manner or that any such efforts would maintain or increase overall market acceptance. Furthermore, any new business launched by the Company that is not favorably received by consumers could damage the Company's reputation. Expansion of the Company's operations in this manner would also require significant additional expenses and development, Company's management, financial and operational resources. The lack of market acceptance of the Company's products would result in the Company's inability to generate satisfactory revenues and its inability to offset their costs could have a material adverse effect on the Company's business, results of operations and financial condition.

(j) Potential Fluctuations in Operating Results; Quarterly Fluctuations

The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside the Company's
control.  See "Limited Operating History."   As a strategic response to
changes in the competitive environment, the Company may from time to time have to make certain pricing, marketing decisions or acquisitions that could have a material short-term or long-term adverse effect on the Company's business, results of operations and financial condition.

There can be no assurance that such patterns will not have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will receive any material amount of revenue as it pursues new business strategies in the future. The foregoing factors, in some future quarters, may lead the Company's operating results to fall below the expectations.


2) Status of Any Announced New Product or Service

The Company does not have any announced new product or service. As stated, the company abandoned its original business plan to build a network of Transaction Centers throughout tax-neutral domiciles. The Company is evaluating other business opportunities.

3) Customers

The Company believes that establishing and maintaining brand identity is a critical aspect of its efforts to attract new customers. Once the Company identifies a brand opportunity, it intends to make a commitment to the creation and maintenance of brand loyalty.

There can be no assurance that brand promotion activities will yield increased revenues or that any such revenues would offset the expenses incurred by the Company in building its brands. Further, there can be no assurance that any new users attracted to GBBV will conduct transactions with GBBV on a regular basis. If the Company fails to promote and maintain its brand or incurs substantial expenses in an attempt to promote and maintain its brand or if the Company's existing or future strategic relationships fail to promote the Company's brand or increase brand awareness, the Company's business, results of operations and financial condition would be materially adversely affected.

4) Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements, or Labor Contracts

The Company regards substantial elements of its former Web site and underlying infrastructure and technology as proprietary and attempts to protect them by relying on trademark, service mark, copyright and trade secret laws and restrictions on disclosure and transferring title and other methods. The Company plans to enter into confidentiality agreements with its future employees, future suppliers and future consultants and in connection with its license agreements with third parties and generally seeks to control access to and distribution of its technology, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's proprietary information without authorization or to develop similar technology independently.

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

5)  Government Regulation

It is impossible to anticipate government regulations, if any, to which the Company may be subject until it defines its business strategies. The use of assets to conduct a business which the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. In selecting a business in which to acquire an interest, management will endeavor to ascertain, to the extent of the limited resources of the Company, the effects of such government regulation on the prospective business of the Company. In certain circumstances, however, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation. The inability to ascertain the effect of government regulation on a prospective business activity presents a risk to the Company.


6) Research and Development Activities

The Company needs to develop and identify products that achieve market acceptance by its users. There can be no assurances that GBBV, will be able to identify such products or achieve market acceptance.
Accordingly, no assurance can be given that the Company's future business model will be successful or that it can sustain revenue growth or be profitable. The market for Internet products has been very difficult, as many "dot.com" companies have ceased operations. Therefore, if the Company develops a product line which does not achieve or sustain market acceptance, the Company's business, results of operation may be materially and adversely affected.

There can be no assurances the Company will be successful in accomplishing all of these things, and the failure to do so could have a material adverse effect on the company's business, results of operations and financial condition.

7)  Employees

The Company currently has one (1) employee who serves as the sole officer and director of the Company. Until the Company can further develop its business plan, the Company has no intention at this time to add employees.

(i) The Company's performance is substantially dependent on the performance of its president, James McCabe, Jr. In particular, the Company's success depends on his ability to develop a business strategy which will be successful for the Company.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

The Company's corporate headquarters are located at: 355 Cambridge Shore, Afton, OK 34331. Phone: 918-782-9408. The office space is provided by one of the former Officers of the Company at no cost to the Company.

ITEM 3.  LEGAL PROCEEDINGS.

The Company from time to time may be involved in litigation incident to the conduct of its business. Certain litigation with third parties and present and former shareholders of the Company are routine and incidental.

The Company closed its litigation against two shareholders who received common stock on or about September 10, 1999. These individuals were issued stock erroneously, as they never paid for their shares with monies nor services.

On October 9, 2001, after on-going court proceedings, the District Court of Clark County, Nevada, issued a "Judgment by Default" to the Company and ordered a declaratory judgment against these shareholders; and, the Court ordered that these shareholders are not entitled to the shares of Global Boulevard International, Inc. issued to them on or about September 10, 1999; and they further ordered that said shares be cancelled from the shareholder list of the Company.

This represents 500,000 common shares which will be returned to the Company's treasury. This will reduce the number of outstanding shares from 6,024,500 to 5,524,500.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter were submitted to the shareholders during the calendar year ending December 31, 2001.

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

                                         Common Stock
                                         ------------
PERIOD                              HIGH             LOW
------                              ----             ---
Calendar Year 1998
------------------
Fourth Quarter ended 12/31/99       $0.00            $0.00

Calendar Year 1999
------------------
First Quarter ended 3/31/99         $0.37            $0.02
Second Quarter ended 6/30/99        $0.25            $0.02
Third Quarter ended 9/30/99         $0.31            $0.02
Fourth Quarter ended 12/31/99       $0.31            $0.02

Calendar Year 2000
------------------
First Quarter ended 3/31/00         $0.62            $0.31
Second Quarter ended 6/30/00        $1.50            $0.19
Third Quarter ended 9/30/00         $1.25            $0.34
Fourth Quarter ended 12/31/00       $1.00            $0.34

Calendar Year 2001
------------------
First Quarter ended 3/31/01         $0.75            $0.31
Second Quarter ended 6/30/01        $0.32            $0.25
Third Quarter ended 9/30/01         $0.30            $0.25
Fourth Quarter ended 12/31/01       $0.30            $0.24


(ii) Holders
------------

The approximate number of holders of record of common stock as of December 31, 2001 was approximately thirty-four (34), this number includes the Company's sole Director/Officer. The Company has 5,524,500 common shares issued and outstanding as of December 31, 2001.

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

On October 9, 2001, the Company obtained a Court Order against shareholders who were not entitled to the shares of GBBV issued to them on or about September 10, 1999; and, the Court further ordered that said shares be cancelled from the shareholder list of the Company. This represents 500,000 common shares which will be returned to the Company's treasury. This reduces the number of outstanding shares from 6,024,500 to 5,524,500.

There have been no other issuances of common or preferred stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

(i) General
-----------

The Company has devoted the major portion of its resources to the development and research of an interactive website.

The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. Such risks include, without limitation, the lack of broad acceptance of the company's products or services, the company's inability to anticipate and adapt to a developing market, the failure of the company's infrastructure, changes in laws that adversely affect the company's business, the ability of the Company to manage its operations, including the amount and timing of capital expenditures and other costs relating to the expansion of the company's operations, the introduction and development of different or more extensive communities by direct and indirect competitors of the Company, including those with greater financial, technical and marketing resources, the inability of the Company to attract, retain and motivate qualified personnel and general economic conditions.

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from sales of its products or services. As of December 31, 2001, the Company had an accumulated deficit of one hundred fifty-seven thousand one hundred fifty ($157,150) dollars.

The Company expects that its operating expenses will increase significantly, especially as it fine tunes its business plan. Thus, the Company will need to generate increased revenues to achieve any profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

The Company's independent auditor has issued the following Going Concern Comment, "The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company intends to raise funds via an offering of its securities registered with the US Securities and Exchange Commission. The Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern." (See Financial Note #2.)

(ii) Results of Operations
--------------------------

As a developmental stage Company, the Company has yet to generate any revenues. In addition, the Company does not expect to generate any revenues over the next approximately to twelve (12) months. During calendar year, 2001, the Company experienced net losses $3,646, as compared to a net loss of 6,354 for the same period last year. The bulk of these expenses were for general and administrative costs. Since the Company's inception of April
16, 1998 through December 31, 2001, the company has loss $157,150. The Company does not have any material commitments for capital expenditures.

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

On October 9, 2001, the Company obtained a Court Order against shareholders who were not entitled to the shares of GBBV issued to them on or about September 10, 1999; and, the Court further ordered that said shares be cancelled from the shareholder list of the Company. This represents 500,000 common shares which will be returned to the Company's treasury. This reduces the number of outstanding shares from 6,024,500 to 5,524,500.

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

ITEM 7.  FINANCIAL STATEMENTS.





                     GLOBAL BOULEVARD INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                BALANCE SHEETS
                                     AS OF
                          DECEMBER 31, 2001 AND 2000

                                      AND

                             STATEMENTS OF INCOME,
                           STOCKHOLDERS' EQUITY, AND
                                  CASH FLOWS
                   FOR THE PERIOD APRIL 16, 1998 (INCEPTION
                             TO DECEMBER 31, 2001
                              AND THE YEARS ENDED
                          DECEMBER 31, 2001 AND 2000

                               TABLE OF CONTENTS



TABLE OF CONTENTS


                                                                   PAGE
Independent Auditor's Report                                       F-1

Balance sheets                                                     F-2

Income Statement                                                   F-3

Statement of Stockholders' Equity                                  F-4

Statement of Cash Flows                                            F-5

Footnotes                                                          F-6-11


G. BRAD BECKSTEAD
---------------------------
CERTIFIED PUBLIC ACCOUNTANT
                                                          330 E. Warm Springs
                                                          Las Vegas, NV 89119
                                                                 702.257.1984
                                                           702.362.0540 (fax)

                         INDEPENDENT AUDITOR'S REPORT


March 22, 2002

Board of Directors
Global Boulevard International, Inc.
Las Vegas, NV

I have audited the Balance sheets of Global Boulevard International, Inc. (the "Company") (A Development Stage Company), as of December 31, 2001 and 2000, and the related Statements of Operations, Stockholders' Equity, and Cash Flows for the years then ended, and for the period April 16, 1998 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement presentation. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Boulevard International, Inc., (A Development Stage Company), as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years the ended, and for the period April 16, 1998 (Date of Inception) to December 31, 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  G. Beckstead
----------------------
G. Brad Beckstead, CPA

                        GLOBAL BOULEVARD INTERNATIONAL, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                                   BALANCE SHEET


BALANCE SHEET

                                                  DECEMBER 31,   DECEMBER 31,
                                                      2001           2000
                                                  ------------   ------------
ASSETS
Current assets:
   Cash                                           $          -   $      3,646
                                                  ------------   ------------

       Total current assets                                  -          3,646
                                                  ------------   ------------


                                                  $          -   $      3,646
                                                  ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                               $          -   $          -
                                                  ------------   ------------

   Total current liabilities                                 -              -
                                                  ------------   ------------


Long-term liabilities                                        -              -
                                                  ------------   ------------

   Total liabilities                                         -              -
                                                  ------------   ------------


Stockholders' Equity:
   Preferred stock, $0.001 par value, 10,000,000
      shares authorized, zero shares issued and
      outstanding                                            -             -

   Common stock, $0.001 par value, 100,000,000
      shares authorized, 5,524,500 and
      6,024,500 shares issued and outstanding at
      12/31/01 and 12/31/00, respectively                5,524          6,024
   Additional paid-in capital                          156,126        156,126
   (Deficit) accumulated during development stage    (167,150)      (163,504)
   Less:  Treasury stock                                 5,500          5,000
                                                  ------------   ------------

                                                             -          3,646
                                                  ------------   ------------

                                                  $          -   $      3,646


                See accompanying notes to financial statements.

                       GLOBAL BOULEVARD INTERNATIONAL, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                              STATEMENT OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
       AND FOR THE PERIOD APRIL 16, 1998 (INCEPTION) TO DECEMBER 31, 2001



STATEMENT OF OPERATIONS

                                                               APRIL 16, 1998
                                           YEARS ENDED         (INCEPTION) TO
                                           DECEMBER 31,         DECEMBER 31,
                                     -----------------------
                                        2001         2000           2001
                                     ----------   ----------   --------------
Revenue                              $        -   $        -   $            -

Expenses:
   General and administrative             3,646        6,354          167,150
                                     ----------   ----------   --------------
      Total expenses                      3,646        6,354          167,150
                                     ----------   ----------   --------------

Other income:
      Interest income                         -            -                -
                                     ----------   ----------   --------------
         Total other income                   -            -                -
                                     ----------   ----------   --------------

Net (loss)                           $  (3,646)   $  (6,354)   $    (167,150)

Weighted average number of
   common shares outstanding -
      basic and fully diluted         5,524,500    6,024,500
                                     ==========   ==========

Net (loss) per share -
   Basic and fully diluted           $   (0.00)   $   (0.00)
                                     ==========   ==========




                See accompanying notes to financial statements.

                     GLOBAL BOULEVARD INTERNATIONAL, INC.
                         (a Development Stage Company)
                  Statement of Changes in Stockholders' Equity
    For the Period April 19, 1998 (Date of Inception) to December 31, 2001


STATEMENT OF STOCKHOLDERS' EQUITY


                                                          Deficit
                                                        Accumulated
                                    Additional          During the    Total
                 Common Stock        Paid-In   Treasury Development Stkhldrs'
                  Shares    Amount   Capital    Stock      Stage     Equity
                ----------- ------- ---------- -------- ----------- ---------
April 19,1998
Shares issued
 to founders
 for cash           700,000 $   700 $        - $      - $         - $     700

June 1,1998
Shares issued
 for cash           199,000     199      9,751                          9,950

Net (loss),
 April 19,1998
 (inception) to
 Dec 31,1998                                               (10,250)  (10,250)
                ----------- ------- ---------- -------- ----------- ---------
Balance,
 Dec 31,1998        899,000     899      9,751        -    (10,250)       400

Jan 13, 1999
Shares issued
 for cash        11,100,000  11,100    130,400                        141,500

Jan 13, 1999
Shares issued
 for services     5,000,000     500      4,500                          5,000

Jan 13, 1999
Cash issued
 for treasury
 stock          (5,000,000)   (500)    (4,500)    5,000                     -

Net (loss),
 Year ended
 Dec 31,1999                                              (146,900) (146,900)
                ----------- ------- ---------- -------- ----------- ---------
Balance,
 Dec 31,1999     11,999,000  11,999    140,151    5,000   (157,150)         -

October 2000
2-for-1
reverse split   (5,999,500) (6,000)      6,000                              -

October 2000
Shares issued
 for cash            25,000      25      9,975                         10,000

Net (loss)
 Year ended
 Dec 31,2000                                                (6,354)   (6,354)
                ----------- ------- ---------- -------- ----------- ---------
Balance,
 Dec 31,2000      6,024,500    6024    156,126    5,000     163,504     3,646


Oct 9,2001
Returned shares
 to treasury      (500,000)   (500)                 500                     -

Net (loss)
 Year ended
 Dec 31,2001                                                (3,646)   (3,646)
                ----------- ------- ---------- -------- ----------- ---------
Balance,
 Dec 31,2001       552,4500   5,524.   156,126    5,500   (167,150)         -
                =========== ======= ========== ======== =========== =========



                See accompanying notes to financial statements.

                       GLOBAL BOULEVARD INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
        AND FOR THE PERIOD APRIL 16, 1998 (INCEPTION) TO DECEMBER 31, 2001


STATEMENT OF CASH FLOWS

                                                                April 16,1998
                                               Years ended      (inception)to
                                               December 31,      December 31,
                                           --------------------
                                             2001       2000        2001
                                           ---------  --------- -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                                 $ (3,646)  $ (6,354) $   (167,150)
 Shares issued for services                        -          -         5,000
                                           ---------  --------- -------------
Net cash (used) by operating activities      (3,646)    (6,354)     (162,150)
                                           ---------  --------- -------------

CASH FLOWS FROM INVESTING ACTIVITIES               -          -             -
                                           ---------  --------- -------------
                                                   -          -             -
                                           ---------  --------- -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                        -          -       162,150
                                           ---------  --------- -------------
Net cash provided by financing activities          -          -       162,150
                                           ---------  --------- -------------

Net (decrease) increase in cash              (3,646)    (6,354)             -

Cash - beginning                               3,646     10,000             -
                                           ---------  --------- -------------
Cash - ending                              $       -  $   3,646 $           -
                                           =========  ========= =============

Supplemental disclosures:
   Interest paid                           $       -  $       - $           -
                                           =========  ========= =============
   Income taxes paid                       $       -  $       - $           -
                                           =========  ========= =============
   Non-cash transactions:
      Shares issued for services           $       -  $       - $       5,000
                                           =========  ========= =============
      Number of shares issued for services         -          -     5,000,000
                                           =========  ========= =============



                See accompanying notes to financial statements.

                     GLOBAL BOULEVARD INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES AND PROCEDURES

Organization
------------
The Company was organized April 16, 1998 (Date of Inception) under the laws of the State of Nevada, as Registered Agents of Southern Nevada, Inc. The Company amended its articles in March of 1999 changing its name to Global Boulevard International, Inc.

The Company has had limited operations since its inception, and in accordance with SFAS #7, the Company is considered a development stage company.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents
-------------------------
The Company maintains a cash balance in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.

Revenue recognition
-------------------
The Company recognizes revenue on an accrual basis as it invoices for services.

Reporting on the costs of start-up activities
---------------------------------------------
Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up
activities and organizational costs to be  expensed  as  incurred.   SOP 98-5
is effective for fiscal years beginning after December 15, 1998. With the adoption of SOP 98-5, there has been little or no effect on the Company's financial statements.

                     GLOBAL BOULEVARD INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES


Loss per share
--------------
Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss pershare is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding
during  the  period.   The Company  had  no  dilutive  common  stock
equivalents, such as stock options or warrants as of December 31, 2001 and 2000.

Advertising Costs
-----------------
The  Company expenses all costs of advertising  as  incurred.   There  were
no advertising costs included in selling, general and administrative expenses for the years ended December 31, 2001 and 2000.

Fair value of financial instruments
-----------------------------------
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001 and 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long lived assets
-------------------------------
Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2001 and 2000.

                     GLOBAL BOULEVARD INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES


Stock-Based Compensation:
-------------------------
The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations and has adopted the disclosure-only alternative of FAS No. 123, "Accounting for Stock-Based Compensation." Options granted to consultants, independent representatives and other non-employees are accounted for using the fair value method as prescribed by FAS No. 123.

Segment reporting
-----------------
The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related
Information". The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends
---------
The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid or declared since inception.

Income taxes
------------
The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the
provision for income taxes.   Deferred tax assets and liabilities are
computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be
realized or settled.   Deferred income tax expenses  or benefits are based on
the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax
purposes in different  periods.   Deferred  taxes are classified as current
or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

                     GLOBAL BOULEVARD INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES

Recent pronouncements
---------------------
The FASB recently issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date
of FASB Statement No.  133".   The  Statement  defers  for  one  year  the
effective date of FASB Statement  No.  133,  "Accounting  for  Derivative
Instruments   and   Hedging Activities".   The  rule  now  will  apply to
all fiscal quarters of all fiscal years beginning after June 15, 2000.
In June 1998, the FASB issued SFAS No. 133,  "Accounting  for  Derivative
Instruments and Hedging  Activities."   The Statement will require the
company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income, if the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The company does not expect SFAS No. 133 to have a material impact on earning s and financial position.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the company's revenue recognition policies.

Year-end
--------
The Company has selected December 31 as its year-end.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in
the normal course of business.   However,  the  Company  has  not commenced
its  planned  principal operations  and it has not generated any revenues.
In order to obtain the necessary capital, the Company intends to raise funds via an offering of its securities registered with the US Securities
and  Exchange  Commission.   The Company is dependent  upon  its  ability to
secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

                     GLOBAL BOULEVARD INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES



NOTE 3 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No.
109"),  which requires use of the liability method.    SFAS  No.   109
provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences are as follows:

                   U.S federal statutory rate      (34.0%)

                   Valuation reserve                 34.0%
                                                   -------

                   Total                                -%
                                                   =======

As of December 31, 2001, the Company has a net operating loss carryforward of approximately $157,000 for tax purposes, which will be available to offset future taxable income. If not used, this carryforward will expire in 2021. The deferred tax asset relating to the operating loss carryforward has been fully reserved at December 31, 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

                     GLOBAL BOULEVARD INTERNATIONAL, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                     NOTES



NOTE 5 - STOCKHOLDERS' EQUITY

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

On October 9, 2001, the Company received into treasury 500,000 shares of its $0.001 par value common stock pursuant to a court order directing two shareholders to return the shares to the Company.

There have been no other issuances of common or preferred stock.

NOTE 6 - WARRANTS AND OPTIONS

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

During the Registrant's two most recent fiscal years or subsequent interim period, the Registrant had no disagreements between with its auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with its report.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the current officers and directors of Global Boulevard International, Inc.



Name                         Age              Position
--------                    ------           ----------
James W. McCabe, Jr.         55              President, CEO
                                             Chief Financial Officer,
                                             Director, and Corporate
                                             Secretary

B.  Work Experience

James W. McCabe, Jr. (Chairman, Chief Executive Officer, Chief Financial Officer and Corporate Secretary)

1968-1969 Marine Corp, commissioned 2nd Lt. at graduation.
1972 - Hired by Ross Perot for Dupont upon release from Marine Corp.
1973 - Declined job with Ross Perot
1973 - Independent contractor San Salvador, Purchased and flew WWII fighter aircraft.
1974 - Tennis Professional, T Bar M I New Braunfels, Texas; April Sound
       in Conroe, Texas; Palmetto Dunes in Hilton Head, SC.
1975 - Tennis Professional at Sawgrass Country Club in Pointe Vedra
       Beach, Florida
1976-77 - Tennis Professional at the Bolles School and Clayhill Racquet
          Club in Jacksonville, Florida
1977-79 - Instructor Pilot for Bell Helicopter International in Esfahan,
          Iran.
1979-81 - Founded McCabe Petroleum Corporation, San Antonio, Texas.
1981 - Founded San Anco Engergy Corporation, a public corporation, and acquired assets of McCabe Petroleum in San Antonio, Texas.
1986 - Acquired effective control of San Anco Energy Corporation
1988 - Met with principles of Sidewinder Operating Company and acquired license from Sidewinder to their patented short radium drilling technology and formed HCM/His with partner James Hughes to utilize license, Tulsa, OK.
1989 - Off made by Sidewinder to Mr. McCabe and Hughes to acquire patents,
       Tulsa, OK.
1990 - Acquired patents to Sidewinder technology with loan from S.G. Warburg and formed Sidewinder Tools Corporation. Changed name of HCM/HIS to Directional Drilling Systems, Tulsa, OK.

1990 - Warburg and his associates file a law suite against Mr. McCabe and Hughes three weeks after closing acquisition, in an effort to take Control of the ownership in Sidewinder, Tulsa, OK.
1990-94 - Federal litigation over Sidewinder as Mr. McCabe and Hughes operate under Directional Drilling Systems as a horizontal drilling service company. Tulsa, OK.
1994 - Events bring litigation to a close with both sides releasing all claims and counterclaims. Amoco found to be an additional party in the lawsuit. Settlement with Amoco and Mr. McCabe and Hughes obtain the rights to various patented technologies of Amoco. Patent to short radius horizontal drilling issued to Maverick Took Company, owned by Mr. McCabe, for new short radius drilling tool.
1995 - With Amoco technologies as well as Sidewinder patents change name of
       Directional Drilling Systems to Vector Drilling Company.
1996 - Mr. McCabe moves to Naples, Florida and acquires all of Mr. Hughes interest in Vector Drilling Company and changes name to Vector Horizontal Resource, LC, Naples, Florida.
1997 - Vector joint ventures with public company, Cronus Corporation.
       Cronus asks Mr. McCabe to serve as President of the Company, to better organize the company, and bring JV oil and gas assets in Louisiana on line.
1998 - Mr. McCabe resigns as President from Cronos as Louisiana project is completed. Also, he move Vectors field operation from Louisiana to Oklahoma.
1999 - Mr. McCabe purchases Nowata, Oklahoma oil field and moves field office to Nowata, OK, with administrative offices in Naples, Florida. 2000 - Continues to develop the Nowata oil field, under the Vector Horizontal
       Resources.

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

ITEM 10.  EXECUTIVE COMPENSATION.

As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2001. GBBV intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2001. The Company does have employment agreements in place with each of its officer.

                                                                 Other
Name                    Position    Annual Salary    Bonus    Compensation
---------------------   ---------   -------------    -----    ------------
James W. McCabe, Jr.    President   $ 0              $ 0       None


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the beneficial ownership of our outstanding common stock as of December 31, 2001 by each person known by GBBV to own beneficially more than 5% of the outstanding common stock, by each of our directors and officer and by all of our directors and officers as a group. Unless otherwise indicated below, to our knowledge all persons listed below have sole voting and investment power with respect to their shares of common stock except to the extent that authority is shared by spouses under applicable law.



Title      Name & Address                     Amount of            Percent
of         of Beneficial                      shares               of
Class      Owner of Shares       Position     held by Owner        Class
------     ---------------       --------     -------------        --------
Common   James W. McCabe, Jr.(1) Chairman        25,000              0.05%

Common   Global Blvd. Mag, Inc.(2)            2,250,000             40.72%

Common   Kirthney Holdings Limited(3)           500,000              9.05%

Common   Castle Partners LLP(4)                 375,000              6.78%

Common   Garnier Partners LLP(5)                375,000              6.78%

Common   International Fluid Dynamics, Inc.(6)  375,000              6.78%

Common   Sage Capital Management, Inc.(7)       375,000              6.78%

Common   Valverde Financial Corporation(8)      375,000              6.78%

---------------------------------------------------------------------------
All Executive Officers and
    Directors as a Group (1 person)              25,000              0.05%


The percentages listed in the Percent of Class column are based upon 5,524,500 outstanding shares of common stock, which will be the number of outstanding shares of common stock as of the effective date.




(1) James W. McCabe, Jr., 355 Cambridge Shore, Afton, OK  34331
(2) Global Blvd. Mag, Inc., 403 East 58th Street, Suite 4R, NY, NY  10022.
(3) Kirthney Holdings Limited, Eurofed Bank, P.O. Box W528 High Street. St. Johns, Antigua, West Indies.
(4) Castle Partners LLP, 5433 Westheimer, Houston, TX  77056.
(5) Garnier Partners LLP, 30 Old Rudwick Lane, Dover, DE  19901.
(6) International Fluid Dynamics, Inc. 5433 Westheimer, Houston, TX  77056.
(7) Sage Capital Management, Inc., One Riverway, Ste. 2550, Houston, TX  77056.
(8) Valverde Financial Corporation, General Willie Strasse 10, Zurich, Switzerland 8027.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

By Board Resolution, the Company hired the professional services of G. Brad Beckstead, Certified Public Accountants, to perform audited financials for the Company. G. Brad Beckstead, CPA owns no stock in the Company. The company has no formal contracts with its accountant, he is paid on a fee for service basis.

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


(b)  REPORTS ON FORM 8-K

GBBV filed a Current Report, dated October 9, 2001, on Form 8-K containing information pursuant to Item 5 ("Other Materially Important Events") entitled "Court Order to cancel shares." (See Item 3 above, entitled, "Legal Proceedings."

                               SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 2002                   GLOBAL BOULEVARD INTERNATIONAL, INC.

                                        By:  /s/ James W. McCabe, Jr.
                                        -----------------------------
                                        James W. McCabe, Jr.,
                                        President, Chief Executive Officer and
                                        Chief Financial Officer