Form 10QSB
period 2002-03-31
GLOBAL BOULEVARD INTERNATIONAL INC
filed 2002-05-09
CIK 1096789

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2002
--------------------------------------------------------------------------

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

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 100,000,000 Common Stock, authorized, 6,024,500 shares of common stock issued and outstanding, par value $0.001 per share as of March 31, 2002.

Traditional Small Business Disclosure Format (check one)

                                        Yes [  ] No [X]

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.................................   4
          Balance Sheet (unaudited)............................   5
          Statements of Operations (unaudited).................   6
          Statements of Cash Flows (unaudited).................   7
          Notes to Financial Statements........................   8

Item 2.  Management's Discussion and Analysis of Plan
           of Operation........................................   9


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings....................................   13

Item 2.   Changes in Securities and Use of Proceeds............   13

Item 3.   Defaults upon Senior Securities......................   13

Item 4.   Submission of Matters to a Vote
          of Security Holders..................................   13

Item 5.   Other Information.....................................  13

Item 6.   Exhibits and Reports on Form 8-K......................  14

Signatures......................................................  15

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS

As prescribed by Item 310 of Regulation S-B, the independent auditor has reviewed these unaudited interim financial statements of the registrant for the six months ended March 31, 2002. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. The unaudited financial statements of registrant for the six months ended March 31, 2002, follow.

                        GLOBAL BOULEVARD INTERNATIONAL, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET


BALANCE SHEET

                                              (UNAUDITED)
                                                MARCH 31,        DECEMBER 31,
                                                  2002               2001
                                             --------------     -------------
ASSETS
Current assets:
   Cash                                      $            0     $           0
                                             --------------     -------------
      Total current assets                                -                 -
                                             --------------     -------------

                                             $            -     $           -
                                             ==============     =============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                          $            -     $           -
                                             --------------     -------------
   Total current liabilities                              -                 -
                                             --------------     -------------


Long-term liabilities                                     -                 -
                                             --------------     -------------

   Total liabilities                                      -                 -
                                             ==============     =============


Stockholders' Equity:
   Preferred stock, $0.001 par value,
     10,000,000 shares authorized, zero
     shares issued and outstanding                        -                 -
   Common stock, $0.001 par value,
     100,000,000 shares authorized,
     6,024,500 shares issued and outstanding          5,524             5,524
   Additional paid-in capital                       156,126           156,126
   (Deficit) accumulated during development stage (167,150)         (167,150)
   Treasury stock                                     5,500             5,500
                                             --------------     -------------
                                                          -                 -
                                             --------------     -------------
                                             $            -     $           -
                                             ==============     =============


   The Accompanying Notes are an Integral Part of These Financial Statements.

                       GLOBAL BOULEVARD INTERNATIONAL, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                 FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
          AND FOR THE PERIOD APRIL 16, 1998 (INCEPTION) TO MARCH 31, 2002


STATEMENT OF OPERATIONS

                                                                APRIL 16, 1998
                                         THREE MONTHS ENDING    (INCEPTION) TO
                                              MARCH 31,            MARCH 31,
                                      ------------------------  --------------
                                         2002          2001          2002
                                      -----------  -----------  --------------
Revenue                               $         -  $         -  $            -
                                      -----------  -----------  --------------

Expenses:
   General and administrative expenses          -            -         167,150
                                      -----------  -----------  --------------
      Total expenses                            -            -         167,150
                                      -----------  -----------  --------------

Net (loss)                            $         -  $         -  $    (167,150)
                                      ===========  ===========  ==============


Weighted average number of common shares
   outstanding - basic and
   fully diluted                        5,524,500    6,024,500
                                      ===========  ===========
Net (loss) per share -
   basic and fully diluted            $         -  $         -
                                      ===========  ===========


   The Accompanying Notes are an Integral Part of These Financial Statements.

                       GLOBAL BOULEVARD INTERNATIONAL, INC.
                           (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                  (UNAUDITED)
                FOR THE THREE MONTHS ENDING MARCH 31, 2002 AND 2001
         AND FOR THE PERIOD APRIL 16, 1998 (INCEPTION) TO MARCH 31, 2002


STATEMENT OF CASH FLOWS

                                                                 APRIL 16, 1998
                                          THREE MONTHS ENDING    (INCEPTION) TO
                                               MARCH 31,            MARCH 31,
                                       ------------------------  --------------
                                          2002          2001          2002
                                       -----------  -----------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)                             $         -  $   (3,646)  $    (167,150)
Shares issued for services                       -            -           5,000
Adjustments to reconcile net (loss) to
   net cash (used) by operating
   activities:
                                       -----------  -----------  --------------
Net cash (used) by operating
   activities                                    -      (3,646)       (162,150)
                                       -----------  -----------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES             -            -               -
                                       -----------  -----------  --------------

Net cash (used) by investing activities          -            -               -
                                       -----------  -----------  --------------


CASH FLOWS FROM FINANCING ACTIVITIES
   Issuance of common stock                      -            -         162,150
                                       -----------  -----------  --------------
Net cash provided by financing
   activities                                    -            -         162,150
                                       -----------  -----------  --------------

Net (decrease) increase in cash                  -      (3,646)               -
Cash - beginning                                 -        3,646               -
                                       -----------  -----------  --------------

Cash - ending                          $         -  $         -  $            -
                                       ===========  ===========  ==============


Supplemental disclosures:
   Interest paid                       $         -  $         -  $            -
                                       ===========  ===========  ==============
   Income taxes paid                   $         -  $         -  $            -
                                       ===========  ===========  ==============
   Non-cash transactions:
      Shares issued for services       $         -  $         -  $        5,000
                                       ===========  ===========  ==============
      Number of shares issued for
         services                                -            -       5,000,000
                                       ===========  ===========  ==============

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these consolidated interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2001 and notes thereto included in the Company's 10-KSB annual report. The Company follows the same accounting policies in the preparation of interim reports.

Results of operations for the interim periods are not indicative of annual results.


NOTE 2 - GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2002, the Company has not recognized revenue to date and has accumulated operating losses of approximately $167,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. Amounts raised will be used to further development of the Company's products, to provide financing for marketing and promotion, to secure additional property and equipment, and for other working capital purposes. While the Company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

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

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. As of March 31, 2002, the Company had an accumulated deficit of $167,150.

Going Concern - As at March 31, 2002, the Company has not recognized revenue to date and has accumulated operating losses of approximately $167,000 since inception. The Company's ability to continue as a going concern is contingent upon the successful completion of additional financing arrangements and its ability to achieve and maintain profitable operations. Management plans to raise equity capital to finance the operating and capital requirements of the Company. There is no assurance that any such activity initiated by the Company will generate funds that will be available for operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company had no dilutive common stock equivalents such as stock options or warrants as of March 31, 2002.


Results of Operations
---------------------

The following is a limited discussion of the results of operations for the nine months ended March 31, 2002 as the company has been inactive. As a developmental stage Company, the Company has yet to generate any revenues.
In addition, the Company does not expect to generate any revenues over the next approximately to twelve (12) months. During the first three months ended, March 31, 2002, the Company had no revenues nor expenses, this compares to no revenues nor expenses for the same period last year. The Company has an accumulated net loss of $167,150 since its inception on April 16, 1998. Otherwise, the Company has been inactive. Management has been involved in other projects, and has dedicated minimal time and effort to the Company. Miscellaneous expenses to keep the Company active were covered by the President of the Company, who does not expect reimbursement for said expenses. The Company does not have any material commitments for capital expenditures.


Plan of Operation
-----------------

Without any operating business or material assets, the Company will remain inactive until such time as management identifies strategic opportunities, finds additional funding, completes an acquisition of, or merger with an operating company. No assurances can be given as to Company's ability to identify and complete a transaction by any given date or as to the nature of the business or profitability of the company if a transaction is completed. A proposed transaction could be subject to significant regulatory, business, financing and other contingencies and might require shareholder and other approvals.

Liquidity and Capital Resources
-------------------------------

At March 31, 2002, the Company had no working capital. It is currently solely dependent on its president. The Company's primary sources of liquidity since its inception have been the sale of shares of common stock from shareholders, which were used during the period from inception through December 31, 1999. On April 14, 1998, the Company's founding shareholder purchased 700,000 shares of its $.001 par value common stock for cash of $700.

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

As a result of our the Company's current limited available cash, no officer or director received compensation through the First Quarter ended March 31, 2002. GBBV intends to pay salaries when cash flow permits.
No officer or director received stock options or other non-cash compensation during the First Quarter year ended March 31, 2002. The Company does have employment agreements in place with each of its officers.


Market For Company's Common Stock
---------------------------------

The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "GBBV" and commenced its trading under that symbol on December 15, 1998. It originally traded under the symbol "RGAG". The symbol was subsequently changed to "GOBO" and following the reverse stock split it was changed again to its current symbol of "GBBV."

There is currently no Common Stock which is subject to outstanding options or warrants to purchase, or securities convertible into, the Company's common stock.


Dividend Policy
---------------

The Company has not yet adopted any policy regarding payment of dividends. No dividends have been paid since inception.


Forward-Looking Statements
--------------------------

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



                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

The Company is not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended March 31, 2002, no matters were submitted to the Company's security holders.


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

  13    Annual or Quarterly Reports

               (a) Form 10-KSB for the years ended December 31, 1999 and December 31, 2000 and December 31, 2001. Incorporated by reference to the Company's Annual Report for Small Business Issuers on Form 10-KSB, previously filed with the Commission.

               (b) Form 10-QSB for the Quarters ended March 31, 2000, June 30, 2000, September 30, 2000, March 31, 2001,
               June 30, 2001 and September 30, 2001. Incorporated by reference to the Company's Quarterly Report for Small Business Issuers on Form 10-QSB, previously filed with the Commission.


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

Date:  May 8, 2002

                                   GLOBAL BOULEVARD INTERNATIONAL, INC.
                                   ------------------------------------
                                               Registrant

By: /s/ James W. McCabe, Jr.
-------------------------------
James W. McCabe, Jr., President