Form 10QSB
period 2002-06-30
GLOBAL BOULEVARD INTERNATIONAL INC
filed 2002-09-11
CIK 1096789

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

        [x]  Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2002
   --------------------------------------------------------------------------

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

Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 100,000,000 Common Stock, authorized, 5,524,500 shares of common stock issued and outstanding, par value $0.001 per share as of June 30, 2002.

Traditional Small Business Disclosure Format (check one)

Yes [X] No [ ]

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS AND EXHIBITS


                      GLOBAL BOULEVARD INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                               As of June 30, 2002



      ASSETS                                         $       0
                                                     =========

      LIABILITIES

Accounts payable                                     $     400
Note payable to a related party                         10,000
                                                     ---------
    Total Liabilities                                   10,400
                                                     ---------
  STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 10,000,000 shares
  authorized, none outstanding
Common stock, $.001 par, 100,000,000 shares
  authorized, 5,524,500 shares issued
  and outstanding                                        5,524
Additional paid in capital                             156,626
Deficit accumulated during the development stage      (172,550)
                                                     ---------
    Total Stockholders' Deficit                       ( 10,400)
                                                     ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $       0
                                                     =========


                      GLOBAL BOULEVARD INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
      For the Three Months and Six Months Ended June 30, 2002 and 2001 and
                   the Period from April 16, 1998 (Inception)
                              Through June 30, 2002




                             3 Months    6 Months     3 Months     6 Months  Inception
                              Ended        Ended        Ended       Ended     Through
                             June 30,     June 30,     June 30,    June 30,   June 30,
                              2002         2002         2001        2001        2002
                           ----------- ----------- ------------- ----------  ----------

Administrative expenses    $   10,400   $   10,400   $        0  $        0  $ 172,550
                           ----------- ----------- ------------- ----------  ----------
Net loss                   $  (10,400)  $  (10,400)  $        0  $        0  $(172,550)
                           =========== =========== ============= ==========  ==========

Basic and dilute net loss
  per common share         $    (0.00)  $    (0.00)  $     0.00  $     0.00
Weighted average common
  shares outstanding        5,524,500    5,524,500    6,024,500   6,024,500




                      GLOBAL BOULEVARD INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
              For the Six Months Ended June 30, 2002 and 2001 and
                   the Period from April 16, 1998 (Inception)
                              Through June 30, 2002

                                             6 Months     6 Months     Inception
                                               Ended        Ended       Through
                                              June 30,     June 30,     June 30,
                                               2002         2001         2002
                                            ----------- ------------ -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net deficit accumulated during the
  development stage                         $  (10,400)  $   (3,646)  $(172,550)
Adjustments to reconcile net deficit
  to cash used by operating activities:
    Stock issued for services                                             5,000
Change in:
  Accounts payable                                 400                      400
                                            ----------- ------------ -----------
NET CASH USED BY OPERATING ACTIVITIES          (10,000)      (3,646)   (167,150)
                                            ----------- ------------ -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from related party note payable      10,000                   10,000
  Purchase of treasury stock                                             (5,000)
  Sale of stock                                                         162,150
                                            -----------               -----------
NET CASH FLOWS FROM FINANCING ACTIVITIES        10,000                  167,150
                                            -----------               -----------

NET CHANGE IN CASH                                   0       (3,646)          0
  Cash balance, beginning                            0        3,646           0
                                            ----------- ------------ -----------
  Cash balance, ending                      $        0   $        0   $       0
                                            =========== ============ ===========



                      GLOBAL BOULEVARD INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION1  BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Global Boulevard International, Inc. ("Global") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Global's latest Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2001, as reported in the 10-KSB, have been omitted.


NOTE 2 - NOTE PAYABLE TO RELATED PARTY

Global issued a promissory note in the amount of $10,000 to a related party that performed services for Global. The note bears interest at 8% and is due on demand.

Item 2.  PLAN OF OPERATIONS

General

Global Boulevard International, Inc. ("Global"), currently has no operations. This discussion refers to Global and its consolidated subsidiaries and should be read in conjunction with the discussion included in our 2001 Annual Report on Form 10-KSB.

We are currently assessing various options and other business strategies.

We are trying to identify and complete an acquisition, merger or other transaction that will enhance shareholder value. We are investigating potential business opportunities, as authorized by our Board of Directors. Our Board has placed no limitations on the type of business or industry to consider. Currently, we have no plans, agreements, arrangements or understandings, written or oral, with respect to any acquisition, merger or similar transaction. No assurances can be given as to our ability to identify and complete a transaction by any given date or as to the nature of our business or profitability if a transaction is completed. A proposed transaction could be subject to significant regulatory, business, financing and other contingencies and might require shareholder and other approvals.

We have a limited operating history upon which an evaluation of us, our current business and our prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development, and particularly by such companies entering new and rapidly developing markets. Such risks include, without imitation, the lack of broad acceptance of our products, our inability to generate revenues, anticipate and adapt to developing markets, failures in our infrastructure, changes in laws that adversely affect us, our ability to manage our operations, including the amount and timing of capital expenditures and other costs relating to the expansion of our operations, the introduction and development of different or more extensive communities by our direct and indirect competitors, including those with greater financial, technical and marketing resources, our inability to attract, retain and motivate qualified personnel.

We had no dilutive common stock equivalents such as stock options or warrants as of June 30, 2002.

Forward-Looking Statements

The statements in this discussion that are not historical statements are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements might include statements regarding estimated revenues, operating margins, cash flows, capital expenditures, financing transactions, the impact of acquisitions, and other forward-looking financial information. In addition, we have made in the past and may make in the future other written or oral forward-looking statements, including statements regarding future possible mergers and other transactions and our performance relative thereto. Any forward-looking statement may rely on a number of assumptions concerning future events and be subject to a number of uncertainties and other factors, many of which are outside our control, that could cause actual results to differ materially from such statements. These include, but are not limited to the impact of possible merger or other transactions. We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise, except as may be required by law.

Results of Operations
---------------------

The following is a limited discussion of the results of operations for the six months ended June 30, 2002. We have yet to generate any revenues. We do not expect to generate revenues in the next twelve months. During the six months ended June 30, 2002, our expenses were $10,400. This compares to no expenses for the same period in 2001. Our accumulated deficit is $172,550 as of June 30, 2002. Miscellaneous expenses to keep us active have been covered by our President, who does not expect reimbursement for said expenses. We do not have any material commitments for capital expenditures.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2002, we had a negative working capital. We are currently dependent on our President. Our primary source of liquidity since inception has been the sale of common stock.

On April 14, 1998, our founding shareholder purchased 700,000 shares common stock for total proceeds of $700.

On June 1, 1998, we completed a public offering that was exempt from federal registration pursuant to Regulation D, Rule 504 of the Securities Act of 1933 as amended, and exemptions from state registration pursuant to various state security transactional exemptions. We sold 199,000 shares of common stock for total proceeds of $9,950.

On January 13, 1999, we sold 11,100,000 shares of common stock for total proceeds of $141,500. We also issued 5,000,000 shares of common stock for services valued at $5,000. We then purchased 5,000,000 shares of our common stock for $5,000 to be placed in treasury.

During the 2000 annual shareholder meeting, our shareholders voted to reverse the number of shares issued. The two-for-one reverse split took place in the fourth quarter of 2000.

There have been no other issuances of common or preferred stock.

We have limited financial resources, which has had an adverse impact on our liquidity, activities, and operations. These limitations have adversely affected our ability to obtain certain projects and pursue additional business. Without realization of additional capital, we will unlikely continue as a going concern. Additional working capital may be sought through additional debt or equity private placements. Our ability to raise necessary financing will depend on many factors, including the nature and prospects of any business we acquire and the economic and market conditions prevailing at the time financing is sought. No assurances can be given that any necessary financing will be obtained on terms favorable to us, or at all.

Therefore, we are currently assessing options so that we can remain a Going Concern. These options include, but are not limited to: management advancing us funding; a 505/506 Offering; or developing a strategic alliance with a better funded company.

No officer or director received compensation during the six months ended June 30, 2002. No officer or director received stock options or other non-cash compensation during the six months ended June 30, 2002. However, we do have employment agreements in place with each of our officers.

Market For Our Common Stock
---------------------------------

Our common stock is traded on the OTC Bulletin Board under the symbol "Global" and commenced its trading under that symbol on December 15, 1998. It originally traded under the symbol "RGAG". The symbol was subsequently changed to "GOBO". Following the reverse stock split, it was changed again to the current symbol of "GBBV".

We currently have no common stock which is subject to outstanding options or warrants, or securities convertible into our common stock.

Dividend Policy
---------------

We have not adopted any policy regarding the payment of dividends. No dividends have been paid since inception.




                           PART II OTHER INFORMATION

ITEM 1.  Legal Proceedings

We are not a party to any legal proceedings.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

During the quarter ended June 30, 2002, no matters were submitted to our security holders.


ITEM 5.  Other Information

None.


ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

3    Articles of Incorporation & By-Laws

     (a)  Articles  of  Incorporation  filed  April  16,  1998.
     (b)     Amended Articles of Incorporation of Global filed March 25, 1999.
     (c)     By-Laws of Global adopted December 18, 1998.

     Incorporated  by  reference  to  the  exhibits to Global's General Form For
     Registration Of Securities Of Small Business Issuers on Form 10-SB, previously filed with the Commission on December 10, 1999.

13   Annual or Quarterly Reports

(a) Form 10-KSB for the years ended December 31, 1999 and December 31, 2000 and December 31, 2001.

(b) Form 10-QSB for the Quarters ended March 31, 2000, June 30, 2000, September 30, 2000, March 31, 2001, June 30, 2001 and September 30, 2001.

Incorporated by reference to Global's Quarterly Report for Small
Business Issuers on Form 10-QSB, previously filed with the Commission.

(b)  Reports on Form 8-K

Current Report, incorporated by reference to the Form 8-K, previously filed with the Commission on July 3, 2002 containing information pursuant to Item 4 ("Changes in Registrant's Certifying Accountant").

Current Report, filed October 19, 2001, containing information pursuant to Item 5 ("Other Materially Important Events") and Item 7 ("Exhibits") entitled "Court Order." (See Item 1 Legal Proceedings Above.)

Current Report, incorporated by reference to the Form 8-K, previously filed with the Commission on June 12, 2000 containing information pursuant to Item 6 ("Resignation of Registrant's Directors") and Item 7 ("Exhibits"), entitled "Board Resolution."

Current Report, incorporated by reference to the Form 8-K, previously filed with the Commission on March 21, 2000 containing information pursuant to Item 4 ("Changes in Registrant's Certifying Accountant") and Item 7 ("Exhibits") entitled "Letter of Resignation."

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  July 29, 2002

                                   GLOBAL BOULEVARD INTERNATIONAL, INC.
                                   ------------------------------------
                                               Registrant

By: /s/ James W. McCabe, Jr.
-------------------------------
James W. McCabe, Jr., President