Form 10QSB/A
period 2002-06-30
GLOBAL BOULEVARD INTERNATIONAL INC
filed 2002-09-16
CIK 1096789

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-QSB/A

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

Date:  September 12, 2002

                                   GLOBAL BOULEVARD INTERNATIONAL, INC.
                                   ------------------------------------
                                               Registrant

By: /s/ James W. McCabe, Jr.
-------------------------------
James W. McCabe, Jr., President

                      GLOBAL BOULEVARD INTERNATIONAL, INC.
                           CERTIFICATIONS PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Global Boulevard International, Inc. ("Global") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer and Chief Financial Officer of Global, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Global.


By:  James W. McCabe, Jr.
Chief Executive Officer/Chief Financial Officer
September 12, 2002