Form 10QSB
period 2002-09-30
GLOBAL BOULEVARD INTERNATIONAL INC
filed 2002-11-12
CIK 1096789

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

        [x]  Quarterly Report under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended September 30, 2002
   --------------------------------------------------------------------------

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

Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

The Registrant has 100,000,000 Common Stock, authorized, 5,524,500 shares of common stock issued and outstanding, par value $0.001 per share as of September 30, 2002.

Traditional  Small  Business  Disclosure  Format  (check  one)

Yes  [X]  No  [  ]

PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS  AND  EXHIBITS


                      GLOBAL BOULEVARD INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                            As of September 30, 2002






      ASSETS                                         $       0
                                                     =========
      LIABILITIES

Accounts payable                                     $     400
Note payable to a related party                         11,100
                                                     ---------
    Total Liabilities                                   11,500
                                                     ---------
  STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 10,000,000 shares
  authorized, none outstanding
Common stock, $.001 par, 100,000,000 shares
  authorized, 5,524,500 shares issued
  and outstanding                                        5,524
Additional paid in capital                             156,626
Deficit accumulated during the development stage      (173,650)
                                                      ---------
    Total Stockholders' Deficit                       ( 11,500)
                                                      ---------
        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT  $       0
                                                      =========

                      GLOBAL BOULEVARD INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
   For the Three Months and Nine Months Ended September 30, 2002 and 2001 and
                   the Period From April 16, 1998 (Inception)
                           Through September 30, 2002

                            3  Months    9  Months   3 Months      9 Months    Inception
                              Ended        Ended       Ended        Ended       Through
                            Sept. 30,    Sept. 30,    Sept. 30,    Sept. 30,   Sept. 30,
                              2002         2002         2001         2001        2002
                            --------     --------     --------     --------   ---------
Administrative expenses     $  1,100     $ 11,500     $      0     $ 3,646    $ 173,650
                            --------     --------     --------     --------   ---------
Net loss                    $ (1,100)    $(11,500)    $      0     $(3,646)   $(173,650)
                            ========     ========     ========     ========   =========


Basic and dilute net loss
  per common share          $  (0.00)    $  (0.00)    $    0.00    $   0.00
Weighted average common
  shares outstanding       5,524,501    5,524,501    6,024,501    6,024,501




                      GLOBAL BOULEVARD INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
            For the Nine Months Ended September 30, 2002 and 2001 and
                   the Period From April 16, 1998 (Inception)
                           Through September 30, 2002


                                            9  Months     9  Months   Inception
                                               Ended       Ended       Through
                                             Sept. 30,   Sept. 30,    Sept. 30,
                                               2002         2001         2002
                                             ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net deficit accumulated during the
  development stage                         $  (11,500)  $   (3,646)  $ (173,650)
Adjustments to reconcile net deficit
  to cash used by operating activities:
    Stock issued for services                                              5,000
Change in:
  Accounts payable                                 400                       400
                                             ---------    ---------    ----------

NET CASH USED BY OPERATING ACTIVITIES          (11,100)      (3,646)    (168,250)
                                             ---------    ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from related party note payable      11,100                    11,100
  Purchase of treasury stock                                              (5,000)
  Sale of stock                                                          162,150
                                             ---------    ---------     ----------
NET CASH FLOWS FROM FINANCING ACTIVITIES        11,100                   168,250
                                             ---------    ---------     ----------

NET CHANGE IN CASH                                   0       (3,646)           0
  Cash balance, beginning                            0        3,646            0
                                             ---------    ---------     ----------

  Cash balance, ending                      $        0   $        0     $      0
                                             =========   ==========     ==========

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

We had no dilutive common stock equivalents such as stock options or warrants as of September 30, 2002.

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

Results  of  Operations
---------------------

The following is a limited discussion of the results of operations for the nine months ended September 30, 2002. We have yet to generate any revenues. We do not expect to generate revenues in the next twelve months. During the nine months ended September 30, 2002, our expenses were $11,500. This compares to $3,646 for the same period in 2001. Our accumulated deficit is $173,650 as of September 30, 2002. Miscellaneous expenses to keep us active have been covered by our President. We do not have any material commitments for capital expenditures.

Liquidity  and  Capital  Resources
-------------------------------

As of September 30, 2002, we had a negative working capital. We are currently dependent on our President. Our primary source of liquidity since inception has been the sale of common stock.

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

No officer or director received compensation during the nine months ended September 30, 2002. No officer or director received stock options or other non-cash compensation during the nine months ended September 30, 2002. However, we do have employment agreements in place with each of our officers.

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

During the quarter ended September 30, 2002, no matters were submitted to our security holders.


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

Date:  October  30,  2002

                                   GLOBAL  BOULEVARD  INTERNATIONAL,  INC.
                                   ------------------------------------
                                               Registrant

By:  /s/  James  W.  McCabe,  Jr.
-------------------------------
James  W.  McCabe,  Jr.,  President

CERTIFICATIONS*
---------------

I,  Jim  W.  McCabe,  Jr.,  certify  that:
1. I have reviewed this annual report on Form 10-KSB of Global Boulevard International, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  October  30,  2002


/s/ Jim  W.  McCabe,  Jr.
Chief  Executive  Officer/Chief  Financial  Officer

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Global Boulevard International, Inc. ("Global") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, Chief Executive Officer and Chief Financial Officer of Global, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section  906  of  the  Sarbanes-Oxley  Act  of  2002,  that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Global.


By: /s/  James  W.  McCabe,  Jr.
Chief  Executive  Officer/Chief  Financial  Officer
October  30,  2002