Form 10KSB
period 2002-12-31
GLOBAL BOULEVARD INTERNATIONAL INC
filed 2003-03-31
CIK 1096789

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2002

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to__________

Commission file Number 0-33493

                       GLOBAL BOULEVARD INTERNATIONAL, INC.
                   -------------------------------------------
                 (Name of small business issuer in its charter)


             Nevada                                            88-0392153
------------------------------------                        -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

 2133 Imperial Circle, Naples, Florida
-------------------------------------                       ------------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number:   239-593-7907

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                                      Name of exchange on
                                                           which registered

      None                                                        None
-------------------                                     -----------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                          Common Stock, $0.001 Par Value
                          -----------------------------
                                (Title of Class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
              Yes  X        No ____

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K [ ]

     The issuer is a developmental stage company, and as such has yet to generate any revenues at December 31, 2002.

     Based on the average of the closing bid and asked prices of the issuer's common stock on March 15, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $39,337.50.

     The issuer had 5,524,501 shares of common stock issued and outstanding, par value $.001 per share as of March 15, 2003.

Transmittal Small Business Disclosure Format (check one)   Yes         No   X
                                                               ---         ---

                                     PART I

Item 1. Description of Business


  This  report  includes  "forward-looking  statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. For example, statements included in this report regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future product demand, supply, manufacturing, costs, marketing and pricing factors are all forward-looking statements. When we use words like "intend," "anticipate," "believe," "estimate," "plan" or "expect," we are making forward-looking statements. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. We have disclosed certain important factors that could cause our actual results to differ materially from our current expectations elsewhere in this report. You should understand that forward-looking statements made in this report are necessarily qualified by these factors. We are not undertaking to publicly update or revise any forward-looking statement if we obtain new information or upon the occurrence of future events or otherwise.

History of Global Boulevard International, Inc.

General Development

Global Boulevard International, Inc. ("Global Boulevard") was incorporated in Nevada on April 16, 1998 as Registered Agents of Southern Nevada, Inc. Our name was changed to Global Boulevard International, Inc. on March 25, 2000.

Global Boulevard International, Inc., originally an Internet e-Commerce company, hereinafter referred to as "GBBV" or the "Company" was organized by the filing of Articles of Incorporation with the Secretary of State of the State of Nevada on April 16, 1998 (Date of Inception) under the name Registered Agents of Southern Nevada, Inc. The Company amended its Articles on March 25, 2000 changing its name to Global Boulevard International, Inc. The Amended Articles of the Company authorized the issuance of one hundred million (100,000,000) shares of Common stock at par value of $0.001 per share and no shares of Preferred stock.

The Company has no revenue history and does not anticipate any revenues in the near future other than potential revenue from its recently acquired subsidiary. The Company faces all of the risks inherent in any new business. These risks include, but are not limited to, competition, changing laws and regulations, the need for additional capital, and the possible inability to adapt to various economic changes inherent in a market economy. The likelihood of success of the Company must be considered in light of these problems and expenses that are frequently incurred in the operation of a new business venture.

Business of Global Boulevard

We have no current business operations and we make no representation, nor is any intended, that we will be able to carry on future business activities successfully. Further, we can give no assurance that we will have the ability to acquire or merge with an other operating business, business opportunity or property that will be of material value to us. We will not restrict our search to any specific geographical location, and we may participate in a business venture of virtually any kind or nature.

Principal Products, Services and Principal Markets

GBBV was incorporated with an original principal business strategy to establish a network of Transaction Centers throughout tax-neutral domiciles planned to host and facilitate the implementation of international e-commerce activities on behalf of client companies. The Company wanted to bring these facilities together, in one location, utilizing the essential technological solutions available for conducting international business through the Internet e-commerce platform. Based on adverse market conditions and the failure of many Internet "dot.com" companies, GBBV has reconsidered its original business plan and, as such, has entered into an agreement to acquire the outstanding shares of common stock of Pro Squared, Inc. as set forth below.

Recent Events

     On March 26, 2003, Global Boulevard International, Inc. ("GBBV ") entered into an Agreement and Plan of Reorganization, (the "Reorganization Agreement") which sets forth the terms and conditions of a proposed business combination of GBBV and Pro Squared, Inc., a Texas corporation, ("Pro" or "Pro2"). Pursuant to the Reorganization Agreement, Pro2's shareholders exchanged 99.5% of the outstanding shares of Pro2 for 49,720,500 newly issued, shares of GBBV . Pro2 will, as a result of such transaction, become a majority-owned subsidiary of GBBV.

Business Summary of Pro Squared, Inc.

Pro provides project management consulting and strategic business consulting services with a focus on consulting activities which include, but are not limited to, project management consulting and business strategy, project management systems and network architecture, computer software design, and value and segmentation analysis. When Pro offers its project management services, Pro teaches and/or provides the techniques used for cost control, project timeline development, resource utilization and risk analysis all with a focus towards improving a client company's overall efficiency and operating or financial results. Examples of Pro's consulting work include the development of project management services for various companies, the review of a client's current project management strategy and its consistency with the business strategy of that firm, the project management of a client's supply chain process, and a project management assessment of a client's computer network, system architecture and operations management capabilities. Pro also provides technology consulting services meaning that Pro reviews a client company's computer systems, internal networks and file servers and their capabilities to support a proposed project desired by the client company. Pro also prepares computer network specifications and provides on-site technical assistance with computer networks so as to enable their client companies to conduct a desired project via the Internet. Pro has provided design and architecture services for the computing environment, the communications network and the software applications for the project management systems of its clients.

While there exist several traditional management consulting firms that offer services related to general operating matters, Pro believes that it can and has distinguished itself by focusing on specific project management services which are more narrowly defined and specialized. By focusing its attention on project management and related consulting activities Pro allows its project managers and senior level professionals to interface directly with senior client personnel.

The project management consulting services that Pro undertakes are usually performed on a time-and-materials basis. The size of the professional team Pro assigns to a particular project varies depending on the size of the project, the clients' project management maturity level, the level of automation desired and the stage of implementation. Pro's staff is billed out at various rates ranging from entry level at $100.00 to more than $250.00 per hour, depending upon the level of expertise required of each individual assigned to a particular project, and the overall project complexity.


Overview

     Pro Squared, Inc. is a Texas corporation, incorporated on July 24, 2001, and is a provider of (i) project management services meaning that Pro2 teaches and/or provide the techniques used by companies for cost control, project timeline development, resource utilization and risk analysis all with a focus towards improving a client company's overall efficiency and operating or financial results, and Pro2 also provides (ii) technology consulting services meaning that Pro2 reviews a client company's computer systems, internal networks, computer file servers and their capabilities to support a proposed project desired by the client company. Pro2 also prepares computer network specification and provide on-site technical assistance with computer networks so as to enable the client company to conduct a desired project via the Internet. Project management consulting is a highly specialized, profitable and fragmented market spread across various industries and governmental entities. With new technological advances in software and management training, corporations and governments are beginning to realize the value of implementing and upgrading their project management systems and assessing the implementation of enterprise wide project management systems. Pro2's objective is to become one of the leading project management/technology consulting firms.

     In December 2001, Pro2's directors and shareholders each unanimously approved a forward split of Pro2 common stock such that each stockholder of record on January 1, 2002 received 40 shares of common stock for every one share previously held.

     On January 21, 2002, Pro2 filed a certificate of reservation of corporate name with the office of the Secretary of State of the State of Texas to reserve the name "The Project Group". Since that time, Pro2 has been doing business as The Company's shareholders have, pursuant to the Reorganization Agreement, voted to change the name of the Company to "The Project Group, Inc."

     Pro2's principal executive offices are located at 1770 St. James Place, Suite 115, Houston, Texas 77056. Pro2's telephone number is 713/622-1100 and Pro2's fax number is 713/622-1103.


Operations

     Pro2 provides project management consulting and strategic business consulting services with a focus on consulting activities which include, but are not limited to, project management consulting and business strategy, project management systems and network architecture, computer systems design, and value and segmentation analysis. When Pro2 offers its project management services, it teaches and/or provides the techniques used for cost control, project timeline development, resource utilization and risk analysis all with a focus towards improving a client company's overall efficiency and operating or financial results. Examples of Pro2 consulting work include the development of project management services for an oil refinery, the review of a client's current project management strategy and its consistency with the business strategy of that firm, the project management of a client's supply chain process, and a project management assessment of a client's computer network, system architecture and operations management capabilities. Pro2 also provides technology consulting services meaning that Pro2 reviews a client company's computer systems, internal networks and file servers and their capabilities to support a proposed project desired by the client company. Pro2 also prepares computer network specification and provide on-site technical assistance with computer networks so as to enable the client company to conduct a desired project via the Internet. Pro2 has provided design and architecture services for the computing environment, the communications network and the software applications for the project management systems of Pro2 clients.

     While there exist several traditional management consulting firms that offer services related to general operating matters, Pro2 believes that it can and has distinguished itself by focusing on specific project management services which are more narrowly defined and specialized. By focusing its attention on project management and related consulting activities Pro2 allows its project managers and senior level professionals to interface directly with senior client personnel. Generally, Pro2's long term project management consulting assignments begin with a detailed assessment of the company client's project management processes and capabilities. This provides Pro2 with a detailed understanding of Pro2 clients' business strategy, areas where Pro2 can have the most impact, and identifies potential risk.

     The project management consulting services that Pro2 undertakes are performed on a time-and-materials basis. The size of the professional team Pro2 assigns to a particular project varies depending on the size of the project, the clients' project management maturity level, the level of automation desired and the stage of implementation.

    Pro2's staff works in close conjunction with client personnel, at the client site, on any given project. This partnering with the client, Pro2 believes, results in a project management knowledge transfer leaving the client new skills that are usually lacking in the initial client organization. In each sector of Pro2's business, Pro2 has developed methodologies, processes, software, tools and templates which are used by Pro2 consultants to help improve the quality of Pro2 work. These processes help lower the client's cost of management implementation and help to reduce the time required to perform the work. Pro2 maintains a database of these methodologies, processes, tools, benchmark information and templates, along with proposals, project plans and other information. This database is readily accessible by Pro2 consultants working at the clients sites via the Internet. Pro2 believes that its professionals deliver to each client engagement individualized technical skills, experience, industry-specific and functional experience, significant consulting experience and expertise in the following areas:


ANALYSIS,  SYSTEM  INTEGRATION  AND  PROJECT  MANAGEMENT

   Pro2's analysis process reviews a given client's current business objectives, operational structure, and systems architecture. Pro2 then reviews what added value a client would gain if such a company implemented a formal system for project management. Pro2 then develops a budget and prepare an outline of how a client company can create, implement and maintain a management system for a given project. Pro2 uses this information to relate to the client their system functionality and associated costs to specific and measurable benefits. Pro2 analyzes the impact of proposed new technology in financial terms, such as internal rate of return, payback, net present value, cash flow, and financial income statement impact consistent with the internal accounting procedures of the client. Pro2 services include an assessment phase in which Pro2 evaluates the client's current business and project management process and capability. Pro2 works with the client to design and develop an appropriate solution to meet the client's needs. Pro2's project manager typically assumes overall initial project management responsibility during the development and implementation phases, overseeing the team assembled by us (which normally consists of a combination of Pro2 professionals, the client's staff, and vendor personnel) to implement the project and coordinate the various hardware, software and other components required.

SOFTWARE PRODUCTS EXPERTISE Pro2 provides application software and other software products used to reduce development time and cut Pro2 clients' management and operating costs. Pro2 is familiar with many third-party software products for the industries Pro2 serves and on occasion utilizes Pro2's own software tools for Pro2 clients' projects. Pro2 has developed a number of methodologies, templates, software applications, and tools which are used in various areas of the strategic planning, market analysis, business case, systems integration, project management, and software package integration/implementation aspects of Pro2 project work. These tools are used to decrease the time and reduce the cost required to implement a system, as well as increase reliability and reduce client risk associated with a particular project phase. Such tools include:

PROJECT ADMINISTRATOR MODULE - A web based tool for administrators to manage projects in connection with Microsoft Project 2000 and Project Central, both of which are project management software items. Project Central helps to collect data from Microsoft Project 2000 files and displays such files over the Internet to authorized users. The features of the Project Administrator Module include database maintenance and control, statistical database reporting, and a view of current activity in the database. This is a very specialized tool that is only used by the system administrator of Microsoft's Project Central.

LEGACY TRANSFER AGENT - This software links data from older data processing systems such as Legacy or ERP systems to Microsoft Project 2000 database projects.

FOLLOWME - This is a network analysis tool for Microsoft Project 2000 which allows users to follow complex networks of logic. Schedules have a logical critical path that result from the order that tasks are performed. This tool enhances the ability of senior project management personnel to analyze the quality of a schedule.

PROJECTGRAPH - This is a graphing tool for Microsoft Project 2000 which allows users to easily graph complex sets of time phased data from Project 2000.

COMPUTER BASED TRAINING COMPACT DISKS FOR PROJECT 2000. Basic, advanced, and project central level training for users of Microsoft Project 2000 and Project Central. These lessons are available via compact disks and are user controllable so the user can advance at his own pace. Pro2 received a non-exclusive right to the training materials from Mediatrain.net, Inc. on January 18, 2002. The training material has been sub-licensed from us for internal use by Halliburton, Inc. and Waste Management, Inc.

     With the exception of the training software, these software tools have not been sold to the general public or to Pro2 client base.

     No patents or trademarks have been applied for these items as of this date.

CHANGE MANAGEMENT AND TRAINING. As part of Pro2 services, it is often necessary that Pro2 assists the client company in adapting to new ways of doing things. Specifically, new ways of managing employees, new ways of viewing the company's objectives and goals and new ways of conducting operations. Pro2 believes that the maturity and capability of the client organization is a critical factor in the success or failure of its project management. Whether it is a package implementation or a complex systems integration project, all stakeholders of the client are potentially affected. The failure of the users to properly utilize the system can mean the difference in whether or not the client obtains the benefits originally specified for the project. Pro2's change management programs are designed to ensure the project's successful implementation by reducing resistance, along with expanding the client's understanding and commitment to the change necessitated by the project. Pro2 offers its clients a variety of training options in its project work. Pro2 training programs can range from basic "train the trainer" programs for a new client system to sophisticated multi-media computer-based and web-based training programs that can be used for training the users of the system. The Microsoft Project 2000 web based training programs that Pro2 may offer to Pro2 clients were developed by Mediatrain.net, Inc. from whom Pro2 received a non-exclusive right to the training materials on January 18, 2002. Additionally, Pro2 has developed a comprehensive Microsoft Project 2000 training curriculum, with outlines, examples, lesson plans, etc. These training materials are owned by us and are constantly being refined to reflect the needs of clients.

     Pro2 services in the education and training area include: the analysis of the audience to be trained; the development of executive education programs, including the linkage of performance measures to project goals; development of customized education courses; development of specific educational courses that highlight the business processes being implemented and explain their benefits; development of customized skills training programs; and development of new policies and procedures and the incorporation of these into training programs.

     Pro2 also offers its clients a variety of multi-media services focused on training and communication. These services delivered through Pro2's Creative Delivery Systems include multi-media training systems that utilize 2D and 3D graphics, custom video and audio, and all levels of animation. Pro2's Creative Delivery Systems also design communication and training tools with delivery via various media such as video, diskette, CD-ROM, the Internet or the client's Intranet. Pro2 multi-media application work extends to the development of Internet and Intranet applications.

Marketing  and  Sales  Strategy
------------------------------

     Pro2 utilizes a relationship-selling model in most of its business areas. The critical component in this selling model is its project manager. Pro2 project managers are responsible for growing and enhancing client relationships. By developing a thorough knowledge of the client's business, along with a close working relationship with the most senior members of the client's management team, Pro2 project managers are able to establish Pro Squared as a business partner with the client.

     By having a detailed knowledge of the mission, vision and strategy of Pro2 clients, Pro2 strives to be the preferred supplier of project management and business consulting services to each client. This thorough and detailed knowledge of the client's business is gained through the performance of project management assessments. Assessments are performed at the start of all consulting assignments. Detailed checklists are used to ensure that all areas of a client company are reviewed. Pro2 staff gains knowledge about the client company through extensive interviews with the client and an examination of the client's project management tools and processes.

     Pro2's sales organization is responsible for developing and qualifying leads which come to us from a variety of sources. These sources include the cold calling done by Pro2 sales team; leads from Pro2 employees; contacts from industry research organizations; leads generated by attendance at conferences and trade shows; leads from marketing efforts, telemarketing and advertising; and referrals from current and former clients. Additionally, all senior personnel are encouraged to maintain their own network of contacts to develop potential new business sources. Pro2 also participates in a number of software vendor and industry conferences and trade shows each year. These events serve to broaden Pro2 exposure and provide client feedback as its senior technical and management personnel participate in speaking engagements and other conference events.

     Pro2 has developed a revenue generating strategy approach based on software development, consulting, integration and consolidation. Pro2's essential strategy is to do the following:

1) Complete the development of market specific project management software application modules based on the Microsoft Project platform that improve communications with enterprise resource planning systems like Oracle, SAP and Peoplesoft.

2) Utilize these new modules to procure new project management consulting and integration contracts.

3) Consolidate the highly fragmented project management consulting field, through the acquisition of other project management organizations.

4) Continue to retain the rights to and resell new project management applications and integration tools developed from Pro2 client assignments.

5) Execute strategic alliance agreements with key international companies targeting project management software sales, integration, installation, processes and training focusing on the Fortune 1000 companies.

6) Develop and maintain an affinity group of project management developers, management consultants and other professionals by offering an open consulting alliance network, supported by training, software application, and contract consulting work.

Software  Strategy
------------------

     1) Platform. Pro2 has conducted research and committed extensive time, energy, and resources to participating as a member of the Microsoft Project Partner Group. By participating as members of the Microsoft Project Partner Group, Pro2 keeps its technical team current with the evolutionary development path of Microsoft Project. Pro2 participates as members of the Microsoft Project Partner Group by conducting presentations and demonstrations of Microsoft's tools and products to various potential customers, as requested by Microsoft. Microsoft Project is currently the most widely used project management software tool. As more companies and industries accept project management as a necessary business discipline, it will become more imperative that a stable platform be established where developers, managers and consultants have a common point of reference.

     Pro2 pays an annual Microsoft Project Partner fee in the amount of $1,569.63 to be a partner of this group. Pro2's Microsoft Certified Partner identification code is 565406. Pro2 believes that there are over 100 Microsoft Project Partners located throughout the world. The Microsoft Certified Partner Program is a recognized, worldwide program for independent companies that provide Microsoft-based IT services and products to corporate, government and small- or medium-sized businesses. Partners must encompass a broad range of technical expertise, including specialized disciplines such as e-commerce, networking and collaboration. Microsoft Certified Partners must have at least 2 Microsoft Certified Professionals on staff or 1 software product that successfully completes one of the following software tests: designed for windows XP logo, Windows 2000 independently verified compatible or technical integration testing for Commerce Server 2000.

     2) Modules. Pro2 focuses time and resources on the
        --------
development of project management software that enhances or expands the capabilities of Microsoft Project. Pro2 will continue to develop project management software and processes that improve managements ability to monitor projects throughout their organization. While Pro2 does not have a formal agreement with Microsoft to develop enhancements or expansion of the Microsoft Project software, It is Pro2's understanding that Microsoft encourages developers to develop tools that enhance its products.

    3) Applications. Pro2 believes that its consulting engagements will
       -------------
create resale opportunities for Pro2 products and services. Pro2 is building project management applications to meet the needs of clients, with the intention of using these highly specialized software modules as value added premiums to procure future business. Pro2 has developers and programmers to write project management programs. Pro2 consulting agreements generally provide that all data, computer programs, systems and techniques written, invented, or made by us in the course of offering its consulting services will be jointly owned by us and the particular client. Pro2 does not intend to incorporate proprietary applications written from other sources in the development of Pro2 software tools and products.


     4)   Consulting Strategy. Pro2's experience has indicated that for every $1
          --------------------
spent on project management software, an estimated $10 will be spent on consulting, training and integration. Pro2's goal is to simultaneously leverage its software strategy, to procure high value long term consulting and integration contracts and develop a reinforcing distribution application loop among its consultants and application developers.

     Pro2 has identified and developed modules to position itself to address the five fastest segments of project management which are listed below. It is Pro2's intention to use these modules to have developers and programmers write specific project management programs, with the intention of (i) reselling them as custom solutions over its project management outsourcing consulting network and (ii) licensing these new applications on an exclusive basis to sell its project management consulting services.

Pro2 believes the fastest growing segments of the project management market include:

         1) Improvement: For years, corporations have implemented various
             ------------
operational improvement projects such as business process re-engineering, ERP systems installation, and total quality management. In a March 2000 survey conducted by The Boston Consulting Group, of over one hundred executives responsible for enterprise improvement initiatives, relatively few companies reported that their initiatives had achieved significant value. In some cases, consulting firms are hired to identify and scope improvement opportunities, and then the implementation effort is turned over to a company's staff. In other cases, secondary consultants specializing in specific areas are brought in to implement strategies formulated by a primary consulting firm. Because of the secondary consultants involved, background information on how designs evolved may get lost and the implementation may not always adhere to the original vision.

     Transformation tools with the right functionality can dramatically reduce complexity and enhance the probability of a company's success. First, the project management tools should provide alignment and clarity so that all initiatives adhere to the same vision and changes are managed in a timely manner. Improvements in one area must be linked to operations in other areas. Coordination of related improvements across the various operating divisions of a company are required in order to quickly realize the potential for optimization. Second, projects must be prioritized and resources properly utilized to provide the greatest impact to the enterprise. Third, knowledge reuse must enable the sharing of best practices and the reduction of time-to-benefit. Fourth, a good reporting and monitoring mechanism is needed to keep senior management aware of status, decision points and provide early warning of issues.

     2) Innovate - Product Development Constant business innovation is
         ---------------------------------
important for most companies. Product-driven organizations need to constantly improve and enhance their product portfolio. Companies dependent on new product revenue must not only continuously develop innovative products, but also must complete the development and market introduction in a shorter amount of time. Most successful companies use a structured product development process to reduce time-to market and to enable the application of a robust engineering methodology. Important issues to be addressed are the reduction in design iterations, the reuse of previous designs, adherence to company standards, and the readiness of executing organizations to roll out and support the new designs.

     3) Connect - Collaborative Commerce: While e-commerce addresses the
         -----------------------------------
quantitative aspect of web-based transactions, "collaborative commerce", or c-commerce, adds an important dimension by enabling dynamic collaboration among employees, business partners and customers throughout a trading community or marketplace. Studies made by the Gartner Group show that interaction costs account for about half of all labor costs in developed economies. Interaction can be both internal and external to an enterprise.

     External interaction covers such things as searching for needed products and services, or better prices; monitoring the performance of vendors, partners and customers; and coordinating the activities of outside service providers. In service industries, interaction costs constitute as much as 75 % of total costs. In most high tech areas, they are as much as 50-60% of total costs. Challenges in these projects have been different levels of involvement, commitment and ownership of the project among the trading partners; different levels of readiness for process change; and business partners' own agendas and concern about their competitiveness in the community. These issues can prolong time-to-market, which is critical to the success of collaborative commerce. As a result, enterprises embarking on c-commerce projects must expand their traditional project management approach to include business partner relationship management, inter-company communication, issue and problem resolution, and cross-enterprise knowledge management.

     4) Post-Merger Integration: Mergers and acquisitions are an essential
         ------------------------
ingredient of corporate strategy. However, recent research shows that only about half of these merged companies have succeeded relative to peers, and despite a growing body of experience, the success rate is not improving. Still, a handful of companies have demonstrated that high levels of success can indeed be achieved on a repeated basis, and this success contributes to superior overall performance. To realize the strategic intent and capture the business benefits of the merger or acquisition, business integration must be carefully executed. This may be the most complex transformation initiative with many decision-making issues: how to resolve the differences in business models, how to manage morale and productivity, how to capture knowledge in a fluctuating environment, and how to minimize resistance to new processes and organizational changes. Successful integrators understand the importance of aligning the strategic and operational goals of the combining businesses. This process requires a project management system that provides structured collaboration, secure user access control, accelerated decision-making, and detailed planning and monitoring. For companies who are actively acquiring other companies, or who are frequent participants in the acquisition process, the use of these project management systems is often a key success factor.

     5) Launching New Ventures: Launching new ventures is an important
         ------------------------
factor for organizations to sustain growth and to provide a substantial return on investment to stockholders. Recent new launches have been heavily represented by e-business activity, with many of the dot.coms floundering, and the brick-and-mortars once again gaining strength. However, the competitive landscape has been transformed by e-business, and traditional brick-and-mortars need to adapt to this reality to succeed. The new venture transformation process itself takes place in the form of new or joint ventures. In both scenarios, the creation of a new entity separate from the existing organization is the focal point. The new venture is a complex undertaking and needs to be managed like a large and complex project.

     As a new company, Pro2 expects to encounter the following difficulties in achieving its business growth:

- - Pro2 sales cycle may be slow so that its ability to survive between large consulting assignments may be in question.

- - Consulting software technology is complex and is constantly changing. Pro2 must maintain its relationship with Microsoft and keep its personnel trained and updated.

- - Personnel resources are difficult to find and Pro2 can give no assurance that it will attract qualified personnel to work for us. Additionally, Pro2 must invest time and efforts in teaching new personnel its processes and procedures.

Potential  Revenue  Streams

     Pro2 intends to capitalize on the following revenue streams that will be developed as a result of providing project management products and services to Fortune 1000 companies. These may include, but not be limited to:

     -     Consulting  and  implementation  fees
     -     Software  licensing  fees
     -     Training  fees

     As of March 26, 2003 Pro2 had 59,044,266 shares of common stock issued and outstanding. At the Closing 58,754,266 shares of Pro2 common stock were exchanged for 49,720,500 shares of GBBV Common Stock, an exchange of 1 share of GBBV Common Stock for every 1.1816909 shares of Pro2 Common Stock currently owned. Pursuant to the terms of the Reorganization Agreement, the shares of GGBV Common Stock issued herein shall subsequently be reverse split at a 1:2.5 basis so that the aggregate number of shares issued to the GBBV Shareholders of 49,720,500 shall be reduced to 19,888,200 shares of GBBV Common Stock, subject to shareholder approval.

     Pursuant to the Reorganization Agreement, GBBV is also required, subject to shareholder approval where required, to:

     -Approve an amendment to GBBV's Articles of Incorporation to change the corporate name to THE PROJECT GROUP, INC., or such other name as may be mutually agreed between GBBV and PRO. GBBV shall also comply with NASD requirements to allow the ticker symbol, "GBBV", to be changed to reflect the new corporate name.

     -Approve and authorize the designation of a class of Preferred Stock consisting of 5,000,000 shares and designate a Class A preferred stock in accordance with the terms of the Reorganization Agreement.

     -Approve and authorize the designation of an Employee/Consultant 2003 Stock Option Plan and the registration of such plan on a Form S-8 registration statement.

RISK FACTORS
------------

         An investment in our common stock is speculative in nature and involves a high degree of risk. You should carefully consider the following risks and the other information contained in this report. The price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. You also should refer to the other information included in this report, including the financial statements and related notes thereto. In addition, the risks described below are not the only ones facing us. We have described only the risks we consider material. However, there may be additional risks that we view as not material or of which we are not presently aware.

         If any of the events described below were to occur, our business, prospects, financial condition or results of operations or cash flow could be materially adversely affected. When we say that something could or will have a material adverse effect on it, we mean that it could or will have one or more of these effects.

Special  note  regarding  forward-looking  statements

         This report may contain certain forward-looking statements and information relating to us that are based on beliefs and its principals as well as assumptions made by and information currently available to them. These statements include, among other things, the discussions of our business strategy and expectations concerning our market position, future operations, expansion opportunities, and profitability. When used in these documents, the words "anticipate," "feel," "believe," "estimate," "expect," "plan," and "intend" and similar expressions, as they relate to us or our principals, are intended to identify forward-looking statements. Such statements reflect the current view of respecting future events and are subject to certain risks, uncertainties, and assumptions, including the meaningful and important risks and uncertainties noted, particularly those related to our operations, results of operations, and growth strategy, liquidity, competitive factors and pricing pressures, changes in legal and regulatory requirements, general economic conditions, and other factors described in this report.

An investment in our shares involves a high degree of risk. In deciding whether to purchase shares of our common stock, you should carefully consider the following risk factors, in addition to other information contained in this registration statement. This registration statement also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed here.

RISK FACTORS RELATED TO GBBV

Limited Operating History

The Company was first incorporated in the State of Nevada on April 16, 1998. Accordingly, the Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based, each of which must be considered in light of the risks, expenses and problems frequently encountered by all companies in the early stages of development.


Lack Of Profitability; Continuing Losses; And Doubtful Ability To Continue As A Going Concern.

We have a deficit accumulated during the development stage of approximately $180,000. As a result of our recurring losses from operations and net capital deficiency, our independent auditor's report, dated March 21, 2003, for the year ended December 31, 2002, states that these conditions raise substantial doubt about our ability to continue as a going concern. We have no current operations. We have been focusing on other business opportunities in its attempt to locate and consummate a merger or acquisition with a private entity. There can be no assurance, however, that we will be able to acquire any business or business opportunity or that any business or business opportunity that we acquire will prove successful or will be able to operate profitably.

Risks Associated with Acquisitions

The process of integrating an acquired business, technology, service or product(s) into the Company may result in unforeseen operating difficulties and expenditures. Future acquisitions could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's business, results of operations and financial condition. Any future acquisitions of other businesses, technologies, services or product(s) might require the Company to obtain additional equity or debt financing, which might not be available on terms favorable to the Company, or at all, and such financing, if available, might be dilutive.

The Company May Need Additional Financing.

Future events, including the problems, delays, expenses and difficulties frequently encountered by companies may lead to cost increases that could make the Company's funds insufficient to fund the Company's proposed operations. The Company may seek additional capital, including an offering of its equity securities, an offering of debt securities or obtaining financing through a bank or other entity. The Company has not established a limit as to the amount of debt it may incur nor has it adopted a ratio of its equity to a debt allowance. If the Company needs to obtain additional financing, there is no assurance that financing will be available from any source, or that it will be available on terms acceptable to the Company, or that any future offering of securities will be successful. The Company could suffer adverse consequences if it is unable to obtain additional capital when needed.

We May, In The Future, Issue Additional Shares Of Our Common Stock Or, When Available, Preferred Stock Which Would Reduce Investors Percent Of Ownership And May Dilute Our Share Value.

Our certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common or preferred stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and may lower the price of our common stock.

Purchasers Of Our Common Stock Could Experience Substantial Dilution Of Their Investment Upon Conversion Of Such Securities.

Upon effectiveness of the authorization of our class of Preferred Stock, GBBV will have Preferred stock convertible into approximately 59% of the outstanding shares of GBBV Common Stock, will have warrants and options outstanding to purchase shares of GBBV Common Stock. Purchasers of common stock could, therefore, experience substantial dilution of their investment upon conversion of the preferred stock, warrants or options.

The Application Of The "Penny Stock Regulation" Could Adversely Affect The Market Price Of The Company's Common Stock.

The Company's common stock is a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the Nasdaq Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The Company's securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell the Company's securities and may have the effect of reducing the level of trading activity of the Company's common stock in the secondary market. The foregoing required penny stock restrictions will not apply to the Company's securities if such securities maintain a market price of $5.00 or greater. There can be no assurance that the price of the Company's common stock will reach or maintain such a level.

Limitation On Liability Of Directors.

Our Certificate of Incorporation provides that any of our directors will not be personally liable to Global Boulevard or its shareholders for monetary damages resulting from breaches of his fiduciary duty of care as a director, including breaches which constitute gross negligence. As a result, the rights of Global Boulevard and its shareholders to obtain monetary damages for acts or omissions of directors will be more limited than they would be in the absence of such provision. The provision would not apply to a violation of a director's responsibility under the Federal securities laws.

Possible Use Of Debt Financing; Debt Of An Acquired Business.

There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effect a business combination or otherwise finance the operations of an acquired business. The amount and nature of any borrowings will depend on numerous considerations, including our capital requirements, perceived ability to meet debt service on such borrowings and then-prevailing conditions in the financial markets, as well as general economic conditions. There can be no assurance that debt financing, if required or otherwise sought, will be available on terms deemed to be commercially acceptable and in our best interests. Our inability to borrow funds required to effect or facilitate a business combination, or to provide funds for an additional infusion of capital into an acquired business, may have a material adverse effect on our financial condition and future prospects. Additionally, to the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with incurring of indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest.

Cumulative Voting And Pre-Emptive Rights.

There are no pre-emptive rights in connection with our common stock. Therefore, our current shareholders will be in all likelihood significantly diluted in their percentage ownership of Global Boulevard in the event we issue shares of stock in connection with an acquisition of a business or business opportunity. Cumulative voting in the election of directors is not allowed. Accordingly, the holders of a majority of the shares of our common stock, present in person or by proxy, will be able to elect all of our Board of Directors.

Dividends.

At the present time, we do not anticipate paying dividends on our Common Stock in the foreseeable future. Any future dividends will depend on earnings if any, our financial requirements and other factors.

Potential Future Sales Pursuant To Rule 144.

Many of the shares of common stock presently held by management and others are "restricted securities" as that term is defined in Rule 144, promulgated under the Securities Act. Under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a one-year holding period, may, under certain circumstances sell within any three-month period a number of shares which does not exceed the greater of 1% of the then outstanding shares of Common Stock, or the average weekly trading volume during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitation by a person who is not an affiliate of Global Boulevard and who has satisfied a two-year holding period. Such holding periods have already been satisfied in many instances. Therefore, actual sales or the prospect of sales of such shares under Rule 144 in the future may depress the prices of Global Boulevard's securities.

Restrictions On Transferability; Limited Trading Market.

Only a limited trading market for our stock currently exists. Our market price, which currently is listed on the OTC Bulletin Board under the symbol GBBV, has in the past fluctuated substantially over time and is not actively traded. In addition, we believe that relatively few market makers make a market in our stock. The actions of any market maker could substantially impact the volatility of our stock and an investors ability to sell stock.

Employees

As of the date hereof, we have no full- or part-time employees and have no plans for retaining employees until such time as our business warrants the expense, or until we successfully acquire or merge with an operating business. However, our newly acquired subsidiary, Pro Squared, Inc. has approximately twenty full time employees, several full time independent consultants, and part time individuals. We do not foresee any significant changes in the number of employees or consultants Pro Squared will have over the next twelve months, unless the growth of our business demands it. The Company's future success also depends on its ability to retain and attract highly qualified technical and managerial personnel, if needed.

Item 2. Properties.

GBBV's headquarters will be relocated to the current offices of Pro2 located at 1770 St. James Place, Houston, Texas 77056. Pro2's current facilities, which consists of approximately 1,500 square feet, will continue to be leased to Pro2 on a month to month basis for a monthly rental fee of $1,500.

Item 3. Legal Proceedings.

     As of the date hereof, we are not a party to any material legal proceedings, nor are we aware of any threatened litigation of a material nature.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Common Equity and Related Stockholders Matters.

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

                                         Common Stock
                                         ------------
PERIOD                              HIGH             LOW
-------                             ----             ---

Calendar Year 2001
---------------------------
First Quarter ended 3/31/01         $0.75            $0.31
Second Quarter ended 6/30/01        $0.32            $0.25
Third Quarter ended 9/30/01         $0.30            $0.25
Fourth Quarter ended 12/31/01       $0.30            $0.24

Calendar Year 2002
---------------------------
First Quarter ended 3/31/02         $0.21            $0.20
Second Quarter ended 6/30/02        $0.15            $0.15
Third Quarter ended 9/30/02         $0.13            $0.10
Fourth Quarter ended 12/31/02       $0.12            $0.08

Calendar Year 2002
------------------
Quarter ending March 31, 2002       $0.24            $0.20
Quarter ending June 30, 2002        $0.20            $0.15
Quarter ending September 30, 2002   $0.15            $0.10
Quarter ending December 31, 2002    $0.12            $0.07



(ii) Holders
--------------

The number of holders of record of common stock as of December 31, 2002 was approximately thirty-four (34), this number includes the Company's sole Director/Officer. The Company has 5,524,501 common shares issued and outstanding as of December 31, 2002 and 55,245,000 as of March 31, 2002.

(iii) Dividends
-----------------

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

(iv) Recent Sales of Unregistered Securities
---------------------------------------------
Recent  Sales  of  Unregistered  Securities

     For the fourth quarter of the year ended December 31, 2002, we have not issued any shares of our common stock.

Item 6. Management's Discussion and Analysis or Plan of Operation.


General

We have no current business operations other than the business of our recently acquired majority owned subsidiary, Pro Squared, Inc. The Company has a limited operating history upon which an evaluation of the Company, its current business and its prospects can be based. The Company's prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development.

The Company has not achieved revenues or profitability to date, and the Company anticipates that it will continue to incur net losses for the foreseeable future. The extent of these losses will depend, in part, on the amount of growth in the Company's revenues from its recently acquired subsidiary, Pro Squared, Inc., a Texas corporation. As of December 31, 2002, the Company had an accumulated deficit of $175,008 dollars.

The Company expects that its operating expenses will increase significantly, especially as it develops a business plan. Thus, the Company will need to generate increased revenues to achieve any profitability. To the extent that increases in its operating expenses precede or are not subsequently followed by commensurate increases in revenues, or that the Company is unable to adjust operating expense levels accordingly, the Company's business, results of operations and financial condition would be materially and adversely affected. There can be no assurances that the Company can achieve or sustain profitability or that the Company's operating losses will not increase in the future.

Research and Development

We did not spend any funds for research and development during the last two fiscal years.

The Company is not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, the Company believes that it will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

OTHER:

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Investors are directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, " Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146, which will be effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company's results of operation, financial position or cash flows.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation", transition requirements when voluntarily changing to the fair value based method of accounting for stock-based compensation and also amends FAS 123 disclosure requirements. FAS 148 is not expected to have a material impact on the company's results of operations, financial position or cash flow.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In December, 2001, the SEC issued a cautionary advice to elicit more precise disclosure in this Item 7, MD&A, about accounting policies management believes are most critical in portraying the company's financial results and in requiring management's most difficult subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.

IMPACT OF INFLATION

     Inflationary factors have not had a significant effect on our operations.

Item 7. Financial Statements

     Our Financial Statements for the year ended December 31, 2002 are included as part of this Form 10-KSB Report and are after the signature page.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We filed a current report on July 7, 2002, on Form 8-K containing information pursuant to Item 4 ("Changes in Accountants") entitled "Changes in Registrant's Certifying Accountant".

On June 26, 2002, our Board of Directors approved the termination of G. Brad Beckstead ("Beckstead"). During 2001 and 2002 and any subsequent interim period preceding such dismissal, we had no disagreement with Beckstead on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of disagreement. Beckstead last issued a report dated March 22, 2002 on our financial statements as of December 31, 2001 and for each of the two years then ended. The report did not contain an adverse opinion or disclaimer of opinion or qualification as to audit scope or accounting principle.

We engaged the firm of Malone & Bailey, PLLC as our new independent accounting firm on June 26, 2002. During 2001 and 2002 prior to the date of their engagement, we have not consulted with Malone & Bailey, PLLC on any specified transaction and whose advice was an important factor we considered in reaching a decision on any accounting or reporting matter that was related to a specific transaction or was the subject of a disagreement with the prior accountants or a reportable event as defined.

During our two most recent fiscal years or subsequent interim period, we had no disagreement on any matter of accounting principal or practice, financial statement disclosure or auditing scope or procedure which would have caused the accountant to make reference in its report upon the subject matter of disagreement.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
                     with Section 16(a) of the Exchange Act.

(a) Identity of our current directors and executive officers.


Prior to March 26, 2003:

Name                         Age              Position
---------                    ------           ----------
James W. McCabe, Jr.         56              President, CEO
                                             Chief Financial Officer,
                                             Director, and Corporate
                                             Secretary



The Company's director hold office until the next annual meeting of the Company's shareholders or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of the Company's director and executive officer for at least the last five years.

In 1997, Mr. McCabe served as President of Cronus Corporation, an oil and gas exploration Company and in 1998 Mr. McCabe resigned. Since 1999 Mr. McCabe served as manager and part owner of an oil exploration venture in Nowata, Oklahoma with Vector Horizontal Resources, LC, an oilfield specialty services company. Mr. McCabe graduated in 1963 from the Bolles School, Jacksonville, Florida and, in 1967 graduated, with a Bachelors Degree from Trinity University, San Antonio, Texas.


After March 26, 2003 and subject to an effective Schedule 14F-1 filed with the Commission:

       Name                 Age        Positions  and  Offices  Held
  -----------------        -----       -------------------------------
  Craig  Crawford           49          President, Chief Executive Officer and
  17170  St.  James  Place              Director
  Houston,  TX  77056

  William  H.  Moebius      71          Chairman and Director
  1770  St.  James  Place
  Houston,  TX  77056

  John  Winchester          55          Senior Vice President and Director
  1770  St.  James  Place
  Houston,  TX  77056

  Emmett  R. McCoppin, Sr.  46          Vice President, Chief Technology Officer
  and  Director
  1770  St.  James  Place
  Houston,  TX  77056

  Sean  Hanson              42          Director, Treasurer and Secretary
  1770  St.  James  Place
  Houston,  TX  77056

     Our directors hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

     Craig Crawford, has served as our President, Chief Executive Officer and Director since inception. Mr. Crawford brings over twenty five years of experience in the management of operations in the process and /construction industries, marketing and finance. From July 1997 to May 2001, Mr. Crawford served as the president of Genisys Information Systems, Inc. a software consulting company and from 1995 to 1997 Mr. Crawford served as Vice President, Western Region, for IST, Inc. a $65 million specialty welding company and mechanical contracting company. Prior to 1995 Mr. Crawford was a Vice President, Western Region, for Serv-Tech, Inc. and has served in Senior Management positions from operations to finance at Rice University, Brown and Root, Inc. and Goodwin Dannenbaum Littman and Wingfield, Inc. From 1971 to 1973 Mr. Crawford attended the Colorado school of Mines, studying Chemical Engineering and in 1975 graduated from North Carolina State University with a BBA, Business Management.

     William H. Moebius, has served as our Chairman since inception and brings over 40 years of experience in the construction and management of process facilities worldwide. From 1997 through 2001, Mr. Moebius served as a consultant for Genisys Information Systems, Inc. located in Texas. Formerly the Vice President of construction for Coastal Corporation, from 1991 through 1997, Mr. Moebius was responsible for millions of dollars of successful projects at coastal facilities internationally. Mr. Moebius also served in Senior Management positions, including President, in a number of well respected engineering and construction companies headquartered in New York, New Jersey and Houston. Mr. Moebius received his Bachelor of Science degree in Engineering from Yale University School of Engineering.

     John Winchester, has served as our Senior Vice President and Director since inception and has over thirty-two years of experience in corporate systems data processing, including accounting, inventory and manufacturing control in a wide range of industries. From February 2001 until June 2001 Mr. Winchester served as a senior project manager for a consulting firm located in Maryland. From 1999 through February 2001, Mr. Winchester was an independent consultant and from April 1996 through October 1999 he served as the Vice President of Software Development for Genisys Information Systems Inc. Mr. Winchester has trained approximately 3,000 individuals in creating and implementing project management systems including Boeing; Lockheed Martin; GE Aircraft engines; Microsoft and various United States government agencies.

     Emmett R. McCoppin, Sr., has served as our Chief Technology Officer and Director since our inception and has over sixteen years of experience developing software for special applications within the scope of project management and budget tracking systems for government compliance programs. From 1997 through 2001 Mr. McCoppin served as a senior consultant/programmer for Genisys
Information Systems, Inc. From January 1997 through April 1997 Mr. McCoppin served as a senior consultant for PMIS, a management consulting and software company located in California. From 1974 through 1997 Mr. McCoppin served as a project manager and network engineer for Dupont, Inc. located in Texas. Mr. McCoppin was trained at Lamar University and Dupont/Conoco to manage server systems and LAN/WAN networks. Mr. McCoppin is a Microsoft Certified Professional, Novell Certified Administrator, Broadband and Ethernet Certified Systems Engineer, PC LAN Certified, and Microsoft SQL Server Certified.

     Sean Hanson, has served as our Director, Treasurer and Secretary since our inception and has over twenty years of experience in a broad variety of responsible positions planning and construction process facilities for the petrochemical industry. From February 2001 through July 2001 Mr. Hanson served as the senior project manager for a consulting firm, located in Maryland, from 1997 through 2001 Mr. Hanson served as the Director of Project Management for Genisys Information Systems, Inc., located in Texas, and from 1996 through 1997 Mr. Hanson served as the Senior Planning Manager for Basis Petroleum, Inc., located in Houston. He has functioned as Project Manger, Senior Planner, Senior Consultant on a variety of large projects ranging from refineries in Aruba, to the re-design of the Internal Revenue Service's computer system. From 1983 to 1984 Mr. Hanson attended Sawyer Business College.

Involvement  in  Certain  Legal  Proceedings

      We are not aware of any material legal proceedings that have occurred within the past five years concerning any director, director nominee, or control person which involved a criminal conviction, a pending criminal proceeding, a pending or concluded administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Executive Officers

     All of our executive officers also serve as our directors. The executive officers serve at the pleasure of our board of directors and our chief executive officer.

Item 10.    Executive Compensation.


As a result of our the Company's current limited available cash, no officer or director received compensation during the fiscal year ended December 31, 2002. GBBV intends to pay salaries when cash flow permits. No officer or director received stock options or other non-cash compensation during the fiscal year ended December 31, 2002. The Company does have employment agreements in place with each of its officer.


                                                                 Other
Name                     Position    Annual Salary    Bonus    Compensation
----------------------   ---------   -------------    -----    ------------
James W. McCabe, Jr.      2002            $ 0              $ 0       None
President                 2001            $ 0              $ 0       None
                          2000            $ 0              $ 0       None


We do not maintain key-man life insurance for any of our executive officers or directors.

We  do  not  have  any  long  term  compensation  plans  or  stock option plans.

Compensation of Directors

     During the fiscal year ending December 31, 2002, other than as described herein, no other officer or director received any type of compensation from our Company for serving as such. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.


         The following table sets forth certain information as of the date of this Report regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock.

     The following table sets forth each person known by us to be the beneficial owner of five percent or more of our common stock, all directors individually and all of our directors and officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.


Before March 26, 2003:



Title      Name & Address                     Amount of            Percent
of         of Beneficial                      shares               of
Class      Owner of Shares       Position     held by Owner        Class
------     ---------------       --------     -------------        --------
Common   James W. McCabe, Jr.(1) Chairman        25,000              0.05%
Common   Global Blvd. Mag, Inc.(2)            2,250,000             40.72%
Common   International Fluid Dynamics, Inc.(3)  750,000             13.57%
Common   TCA Investments, Inc.(3)               750,000             13.57%
Common   Franklin C. Fisher, Jr.(3)             750,000             13.57%
Common   Sage Capital Management, Inc.( 4)      375,000              6.78%
Common   Valverde Financial Corporation(5)      375,000              6.78%
Common   Quest Partners LP LLP         (6)      375,000              6.78%

---------------------------------------------------------------------------
All Executive Officers and
    Directors as a Group (1 person)              25,000              0.05%

Such figures are based upon 5,524,501  shares of GBBV  common stock outstanding.

(1) James W. McCabe, Jr., 2133 Imperial Circle, Naples, Florida 34110. The named shareholder does not have any interest, position or relationship with any of the other named 5% shareholders.
(2)  Global Blvd. Mag, Inc., 403 East 58th Street, Suite 4R, NY, NY  10
(3) International Fluid Dynamics, Inc. owns 375,000 shares of the Company's common stock and its principal office is located at 5433 Westheimer, Houston, TX 77056. The principal of the named shareholder is Franklin C. Fisher, Jr., with whom the Company has an informal consulting arrangement. Franklin C. Fisher, Jr. owns 187,500 shares of the Company's common stock and beneficially owns 187,500 shares of common stock which is owned by TCA Investments.
(4)  Sage  Capital Management, Inc., One Riverway, Ste. 2550, Houston, TX 77056.
(5) Valverde Financial Corporation, General Willie Strasse 10, Zurich, Switzerland 8027.
(6)  Quest  Partners  LP  LLP, 14601 Bellaire Boulevard, Suite #338,
     Houston, Texas, 77083

After March 26, 2003

Officers and Directors

   Name Of Beneficial Owner        Amount And      Percent Of       Percent Of
                                   Nature Of         Class            Class
                                   Beneficial        Before           After
                                   Ownership(1)     Exchange        Exchange*
--------------------------------------------------------------------------------


  Craig  Crawford                 8,196,181           0               14.8%

  William  H.  Moebius            3,077,067           0               5.56%

  John  Winchester                6,087,223           0              11.01%

  Emmett  R. McCoppin, Sr.        8,055,797           0              14.58%

  Sean  Hanson                    5,293,765           0               9.58%

All executive officers and        30,710,033          0              55.58%
directors of the Company as a
group (five persons)

Corporate Strategies, Inc.        4,400,474           0               7.96
1770 St James Place
Houston, TX 770566 (2)

-------------------------------------------------------------------------------
* Based upon 55,245,000 shares of common stock outstanding.

(1) Represents shares of the Company to be received by the Director Nominees pursuant to the share exchange.

(2) Includes 1,861,739 shares held by Timothy Connolly, a principal of Corporate Strategies and a consultant to Pro Squared, Inc. Such figure does not include shares underlying warrants to be issued to Mr. Connolly pursuant to the Reorganization Agreement, but which have not yet been issued.

Item 12. Certain Relationships and Related Transactions.

Our principal executive offices will be located at 1770 St. James Place, Houston, Texas, 77056, which we will rent on a month to month basis for a monthly rental fee of $1,500 from Corporate Strategies, a consulting company of which Tim Connolly, our consultant, is the principal of.

At December 31, 2002, there was $11,800 due James W. McCabe, Jr. from advances made to Global Boulevard.

Subsequent event

In consideration for the Pro2 officers and directors who have converted an aggregate of $64,486.31 of accrued salaries owed to them into shares of Pro2 Common Stock, the officers and directors shall be granted an option of converting all of their Pro2 Common Stock into a designated class of GBBV Class A preferred shares that will offer voting rights identical to those rights of holders of common shares. Such option shall also be given to William Moebius who has converted a $15,000 note into shares of PRO2 Common Stock. The right of the foregoing individuals to convert all of their shares of Pro2 Common Stock, an aggregate of 36,289,766 (pre-split) shares, into shares of GBBV Class A preferred stock shall vest 2 business days after GBBV files a certificate of amendment with the State of Nevada to designate such class of preferred shares. Such GBBV Class A preferred stock will be exercisable TWO (2) years from the date of issuance and, if and when converted, shall be converted into shares of GBBV Common Stock based on the total number of shares of the GBBV Common Stock issued and outstanding on the conversion date such that the issuance of GBBV Common Stock to the holder shall represent, on a pro rata basis, 59.38% of GBBV's Common Stock then outstanding. Such Class A preferred shares shall have voting rights equal to an aggregate of 59.38% of the total shares outstanding of
GBBV Common Stock, on a pro rata basis.   Pursuant to the acquisition agreement
attached hereto, the GBBV Board will then designate 2,500,000 shares of its preferred stock as Class A Preferred Stock.



ITEM 13.  CONTROLS AND PROCEDURES

     (a)     Evaluation of Disclosure Controls and Procedures.
             ------------------------------------------------

     Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

     (b)     Changes in Internal Control.
             ---------------------------

     Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

Item 14. Exhibits and Reports on Form 8-K.

     (a) Exhibits

Exhibit
Number    Description
--------  ---------------------


  3.1    Articles of Incorporation of the Company(1)

  3.2    By-Laws of the Company(1)

 10.1 Agreement and Plan of Reorganization between the Company, Pro Squared and the Shareholders of Pro Squared, Inc. (2)

 23.1    Consent of Malone & Bailey


(1) Previously filed as an exhibit to our registration statement on Form 10-SB (the "Registration Statement"), which was originally filed on December 10, 1999, and incorporated herein by reference.

(2)  Previously filed as an exhibit to our Form 8-K on March 28, 2003.

     (b) Reports on Form 8-K.

    The Company did not file a Current Report on Form 8-K for the fourth quarter ended December 31, 2002.

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


                                      GLOBAL BOULEVARD INTERNATIONAL, INC.

Date: March 28, 2003                By:  /s/ James McCabe
                                       ---------------------------------------
                                       James McCabe
                                      Principal Executive Officer and Principal
                                      Financial Officer

                              Financial Statements

                          Year ended December 31, 2002






                          INDEPENDENT AUDITORS' REPORT

    Board of Directors
    Global Boulevard International, Inc.
    Las Vegas, Nevada

We have audited the accompanying balance sheet of Global Boulevard International, Inc. as of December 31, 2002, and the related statements of operations, changes in capital deficit, and cash flows for each of the two years ended December 31, 2002. These financial statements are the responsibility of the Global Boulevard's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Boulevard International, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the two years ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Global Boulevard will continue as a going concern. As discussed in Note 2 to the financial statements, the deficiency in working capital at December 31, 2002 and the operating losses raise substantial doubt about Global Boulevard's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


MALONE & BAILEY, PLLC
www.malone-bailey.com
Houston, Texas

March 21, 2003

                      GLOBAL BOULEVARD INTERNATIONAL, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET

                                                    As of December 31, 2002




         ASSETS                                            $       0
                                                           =========


         LIABILITIES

Accounts payable                                           $     400
Note payable to a related party                               12,458
                                                           ---------
       Total Liabilities                                      12,858
                                                           ---------
Commitment

         STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par, 10,000,000 shares
    authorized, none outstanding
Common stock, $.001 par, 100,000,000 shares
    authorized, 5,524,500 shares issued
    and outstanding                                            5,524
Additional paid in capital                                   156,626
Deficit accumulated during the development stage            (175,008)
                                                           ---------
       Total Stockholders' Deficit                          ( 12,858)
                                                           ---------
             TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT   $       0
                                                           =========



                            See summary of accounting
                       policies and accompanying notes to
                            the financial statements.

                      GLOBAL BOULEVARD INTERNATIONAL, INC.
                          (A Development Stage Company)
                             STATEMENTS OF EXPENSES
               For the Years Ended December 31, 2002 and 2001 and
                   the Period From April 16, 1998 (Inception)
                            Through December 31, 2002

                                                                               Year Ended              Inception
                                                                              December 31,              Through
                                                                          2002            2001           2002
                                                                          --------       --------        ---------

Administrative expenses                                                   $ 12,200       $  3,646        $ 174,350
Interest expense                                                               658                             658
                                                                          --------       --------        ---------
Net loss                                                                  $(12,858)      $ (3,646)       $(175,008)
                                                                          ========       ========        =========


Basic and dilute net loss
    per common share                                                         $0.00          $0.00
Weighted average common
    shares outstanding                                                   5,524,500      5,524,500






                            See summary of accounting
                       policies and accompanying notes to
                            the financial statements.

                      GLOBAL BOULEVARD INTERNATIONAL, INC.
                          (A Development Stage Company)
                    STATEMENTS OF CHANGES IN CAPITAL DEFICIT
                 For the Period From April 16, 1998 (Inception)
                            Through December 31, 2002


                                                                                        Deficit
                                                                                      Accumulated
                                                                                      During the
                                                   Common                             Development
                                                   Shares              Amount            Stage            Totals
                                                  ----------         --------          ---------         ---------

Shares issued for:
 - cash from founders in
       April 1998                                    350,000         $    700                            $     700
 - cash in June 1998                                  99,500            9,950                                9,950
 - cash in January 1999                            3,050,000          136,500                              136,500
 - services in January 1999                        2,500,000            5,000                                5,000
 - cash in October 2000                               25,000           10,000                               10,000

Net loss                                                                               $(158,504)         (158,504)
                                                  ----------         --------          ---------         ---------

Balances at December 31, 2000                      6,024,500          162,150           (158,504)            3,646

Shares canceled                                   (  500,000)

Net loss                                                                                (  3,646)         (  3,646)
                                                  ----------         --------          ---------         ---------

Balances at December 31, 2001                      5,524,500          162,650           (162,150)                0

Net loss                                                                                ( 12,858)         ( 12,858)
                                                  ----------         --------          ---------         ---------

Balances at December 31, 2002                      5,524,500          162,150          $(175,008)        $( 12,858)
                                                  ==========                           =========         =========
Less: par value of common stock                                        (5,524)
                                                                     --------
                                                                     $156,626
                                                                     ========


                            See summary of accounting
                       policies and accompanying notes to
                            the financial statements.

                      GLOBAL BOULEVARD INTERNATIONAL, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
               For the Years Ended December 31, 2002 and 2001 and
                   the Period From April 16, 1998 (Inception)
                            Through December 31, 2002


                                                                              Year Ended
                                                                               December                    Inception
                                                                                  31,                       Through
                                                                           2002            2001             2002
                                                                         ---------       ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net deficit accumulated during the
    development stage                                                   $ (12,858)      $  (3,646)       $(175,008)
Adjustments to reconcile net deficit
    to cash used by operating activities:
       Stock issued for services                                                                             5,000
Change in:
    Accounts payable                                                          400                              400
    Accrued interest                                                          658                              658
                                                                        ---------       ---------        ---------
NET CASH USED BY OPERATING ACTIVITIES                                     (11,800)         (3,646)        (168,950)
                                                                        ---------       ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from related party note payable                               11,800                           11,800
    Sale of stock                                                                                          157,150
                                                                        ---------                        ---------
NET CASH FLOWS FROM FINANCING ACTIVITIES                                   11,800                          168,950
                                                                        ---------                        ---------

NET CHANGE IN CASH                                                              0          (3,646)               0
    Cash balance, beginning                                                     0           3,646                0
                                                                        ---------       ---------        ---------
    Cash balance, ending                                                $       0      $       0 $       0
                                                                        =========       =========        =========

                            See summary of accounting
                       policies and accompanying notes to
                            the financial statements

                      GLOBAL BOULEVARD INTERNATIONAL, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and organization. Global Boulevard International, Inc. ("Global Boulevard") was incorporated in Nevada on April 16, 1998.

Cash and cash equivalents. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Use of Estimates. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue recognition. Global Boulevard has no revenue recognition policy because it has no revenues.

Income taxes. Global Boulevard recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Global Boulevard provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Recently issued accounting pronouncements. Global Boulevard does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Global Boulevard's results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared assuming that Global Boulevard will continue as a going concern. Global Boulevard incurred losses of $3,646 and $12,858 in 2002 and 2001, respectively, and has a working capital deficit of $12,858 as of December 31, 2002. Accordingly, these conditions create an uncertainty as to Global Boulevard's ability to continue as a going concern. Management is seeking fundraising opportunities. The financial statements do not include any adjustments that might be necessary if Global Boulevard is unable to continue as a going concern.


NOTE 3 - NOTE PAYABLE TO RELATED PARTY

Global issued a $10,000 promissory note to a related party for services performed for Global Boulevard. $1,800 of Global Boulevard's expenses were paid by the related party in 2002. The advances are due on demand and bear interest of 8 percent. As of 12/31/02, $658 of interest has been accrued.

NOTE 4 - INCOME TAXES


                  Deferred tax assets                       $ 58,000
                  Less: valuation allowance                  (58,000)
                                                            --------
                  Net deferred taxes                        $      0
                                                            ========

Global Boulevard has a net operating loss carryforward of approximately $170,000 at December 31, 2002, which expires in the years 2013 through 2022.


NOTE 5 - COMMITMENT

Global Boulevard's principal office is in the home of Global's president pursuant to an oral agreement on a rent free month to month basis.