Form 10QSB
period 2003-03-31
GLOBAL BOULEVARD INTERNATIONAL INC
filed 2003-05-20
CIK 1096789

                                  UNITED  STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549
                                   FORM  10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR  THE  QUARTERLY  PERIOD  ENDED  March 31, 2003.
                                         ---------------
[  ]  TRANSITION  REPORT  UNDER  SECTION  13  OR  15(d)  OF  THE  SECURITIES AND
     EXCHANGE  ACT  OF  1934.

          FOR  THE  TRANSITION  PERIOD  FROM  ____________  TO  _____________



                                 THE PROJECT GROUP, INC.
                                 ------------------------
        (Exact  name  of  small  business  issuer  as  specified in its charter)


       Nevada                                      88-0392153
     --------                                      ----------
(State  or  other  jurisdiction  of             (I.R.S.  Employer
  incorporation  or  organization)             Identification  No.)



          1770  St.  James  Place,  Suite  115,  Houston,  Texas  77056
                           --------------------------
                    (Address  of  principal  executive  offices)


                                 (713)  622-1100
                                 --------------
                           (Issuer's  telephone  number)


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X  No  ___
                                    --


The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of March 31, 2003 was 22,128,000.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                             THE PROJECT GROUP, INC.
                                  BALANCE SHEET
                                  MARCH 31,2003
                                   (UNAUDITED)


                                     ASSETS
                                    -------

CURRENT ASSETS


 Accounts receivable, net of allowance of $13,000   $274,574
 Unbilled receivable                                  17,062
 Prepaid expense and other current assets             52,274
                                                   ----------

 Total current assets                                343,910
                                                   ----------

 Computers and equipment, net                         11,998
 Software development, net                            32,792
                                                   ----------

TOTAL ASSETS                                       $ 388,700
                                                   ==========

         LIABILITIES AND SHAREHOLDERS' DEFICIT
         --------------------------------------

CURRENT LIABILITIES
 Bank overdraft                                    $   3,971
 Accounts payable                                     60,040
 Accrued liabilities                                 347,203
 Deferred revenue                                     57,281
 Note payable                                        218,461
 Note payable to shareholders                        124,933
 Accrued interest payable                             16,092
                                                   ----------

   Total current liabilities                         827,981
                                                   ----------

SHAREHOLDERS' DEFICIT
 Common stock, par value $.001, 100,000,000
      shares authorized, 22,128,000 shares issued
      and outstanding                                 22,128
 Paid-in capital                                     355,761
 Accumulated deficit                                (814,561)
                                                   ----------

                                                    (436,672)
 Subscription receivable for common stock             (2,609)
                                                   ----------

 Total shareholders' deficit                        (439,281)
                                                   ----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $ 388,700
                                                   ==========




   The accompanying notes are an integral part of these financial statements.


                             THE PROJECT GROUP, INC.
                               STATEMENTS OF LOSS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


                                                 2003          2002
                                             ------------  ------------
CONSULTING REVENUE                           $   544,055   $   388,665

COST OF CONSULTING REVENUE                       210,910       177,336
                                             ------------  ------------

GROSS PROFIT                                     333,145       211,329
                                             ------------  ------------

GENERAL AND ADMINISTRATIVE
 Salaries and benefits                           243,778       161,191
 Professional and consulting fees                 30,505        47,495
 Bad debt expense                                      -        27,087
 Travel and entertainment                         38,284        28,210
 General and administrative, other                44,451        22,449
                                             ------------  ------------

 Total general and administrative                357,018       286,432
                                             ------------  ------------

 Loss from operations                            (23,873)      (75,103)

OTHER INCOME (EXPENSE)
 Interest expense                                (54,554)      (18,669)
                                             ------------  ------------

 Loss before income taxes                        (78,427)      (93,772)

INCOME TAX PROVISION                                   -             -
                                             ------------  ------------

NET LOSS                                    $   (78,427)  $   (93,772)
                                            ============  ============

Basic and diluted loss per share            $     (0.00)  $     (0.00)
                                            ============  ============

Basic weighted average shares outstanding    22,128,000    44,847,262
                                            ============  ============



   The accompanying notes are an integral part of these financial statements.


                             THE PROJECT GROUP, INC.
                             STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


                                                              2003        2002
                                                           ----------  ----------
 OPERATING ACTIVITIES
    Net loss                                               $ (78,427)  $ (93,772)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                              5,395         816
    (Increase) decrease in assets:
      Accounts receivable                                    154,559    (214,910)
      Unbilled receivable                                     15,056      17,736
      Note receivable                                              -      41,698
      Prepaid expense and other current assets               (27,758)     (8,301)
    Increase (decrease) in liabilities:
      Accounts payable and deferred revenue                 (102,059)     17,107
      Accrued liabilities and interest payable               182,826      49,149
                                                           ----------  ----------

      Net cash (used in) provided by operating activities    149,592    (190,477)
                                                           ----------  ----------

 INVESTING ACTIVITIES
    Purchase of fixed assets                                  (4,687)    (27,350)
                                                           ----------  ----------

      Net cash (used in) provided by investing activities     (4,687)    (27,350)
                                                           ----------  ----------

FINANCING ACTIVITIES
    Payment of notes payable to shareholder                   (8,074)          -
    Checks drawn in excess of bank balances                    3,971           -
    Cost of raising capital                                        -      (8,126)
    Net proceeds (payments) from issuance of note payable   (140,802)    200,825
    Stock subscriptions received                                   -      10,999
                                                           ----------  ----------

Net cash provided by financing activities                   (144,905)    203,698
                                                           ----------  ----------

INCREASE (DECREASE) IN CASH                                        -     (14,129)
CASH AT BEGINNING OF PERIOD                                        -      77,640
                                                           ----------  ----------
CASH AT END OF PERIOD                                      $       -   $  63,511
                                                           ==========  ==========

SUPPLEMENTAL INFORMATION
    Interest paid                                          $  63,522   $  16,753
    Common stock issued for services                               -      74,688
    Reduction in subscriptions receivable                          -       3,842
    Common stock subscribed                                        -       2,812



  The accompanying notes are an integral part of these financial statements.

                             THE PROJECT GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 1 - BUSINESS COMBINATION

On March 26, 2003 Global Boulevard International, Inc. ("Global") acquired substantially all of the issued and outstanding common shares of Pro Squared, Inc. ("Pro Squared") from its shareholders in a reverse merger. As consideration for the Pro Squared common shares, Global issued and exchanged 49,720,500 shares of its common stock for Pro Squared common stock. The historical financial statements prior to the merger herein presented are those of Pro Squared. Subsequently, the directors of Global effected a one-for-two and a half (1:2.5) reverse stock split of its common stock. As a condition to the merger, amounts payable to parties related to Global were cancelled in exchange for the issuance of 30,000 shares of Global on a post-split basis.

The name of Global was changed to The Project Group, Inc. ("The Project Group").

NOTE 2  - BASIS OF PRESENTATION

The accompanying unaudited financial statements of The Project Group have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes of Pro Squared and Global on Form 10-KSB for the year ended December 31, 2002.

NOTE 3  - GOING CONCERN

The Project Group's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, The Project Group has suffered recurring losses from operations and is experiencing cash flow problems. This raises questions as to the ability to expand as its customers require additional service and attain profitable operations. The company is pursuing a strategy to raise sufficient capital through loans and/or private securities offerings.

NOTE 4 - DEFERRED INCOME TAXES

No federal income taxes have been paid since the inception of the Company. The net deferred tax assets that would result from use of net operating loss carryforwards has been fully reserved for in the financial statements.

Note 5 - RECLASSIFICATIONS

Certain reclassifications were made to previously reported amounts in the accompanying financial statements and notes to make them consistent with the current year presentation format.

Item  2.  Management's  Discussion  and  Analysis  or  Plan  of  Operations


On March 26, 2003 Global Boulevard International, Inc. ("Global") acquired substantially all of the issued and outstanding common shares of Pro Squared, Inc. ("Pro Squared") from its shareholders in a reverse merger. As consideration for the Pro Squared common shares, Global issued and exchanged 49,720,500 shares of its common stock for Pro Squared common stock. The historical financial statements prior to the merger herein presented are those of Pro Squared. Subsequently, the directors of Global effected a one-for-two and a half (1:2.5) reverse stock split of its common stock. As a condition to the merger, amounts payable to parties related to Global were cancelled in exchange for the issuance of 30,000 shares of Global on a post-split basis.

The name of Global was changed to The Project Group, Inc. ("The Project Group").

As of March 31, 2003 we had 22,128,000 shares of our common stock outstanding; however, of such figure, 19,888,200 shares have not yet been physically delivered by our transfer agent. We intend for such shares to be issued in the near future.

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements at March 31, 2003 included herein and our financial statements at December 31, 2002 included in Form 10-KSB of Pro Squared, Inc., and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

Liquidity  and  capital  resources

To date we have raised funds through the issuance of shares of our common stock and have increased liquidity through sales of accounts receivable. The funds we have raised to date have been applied towards our corporate legal fees, accounting fees, lease payments and our general day-to-day operations.

As of March 31, 2003, we had cash available of $0 and total current assets of $343,910. At that same date, we had total current liabilities of $827,981 with total liabilities and shareholders' deficit of $388,700.

In order for us to significantly increase our current operating levels, we anticipate a need for additional funding. We can give no assurance that we will be able to maintain or expand our current operating levels. We may seek additional capital through an offering of our equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. We have not established a limit as to the amount of debt we may incur and we have not adopted a ratio of our equity to a debt allowance. If we need to obtain additional financing, the financing may not be available from any source, or may not be available on terms acceptable to us.

Results  of  operations

The company has seen an increase in sales for the first quarter of 2003, to the highest average revenue experience in our short history, and average revenue of approximately $180,000 per month. Consulting revenue increased by approximately $155,000 for the first quarter 2003, from the comparable period in 2002, to a total of $544,000. New customers, additional work for existing customers, and higher rates per hour for consulting services were the primary causes for the increase.

Cost of consulting revenue, as a percentage of consulting revenue, decreased by 6.8% for the first three months of fiscal year 2003, compared to the similar ratio for 2002, primarily due to increased hourly rates for client consulting service without a corresponding increase in our labor costs.

General  and  Administrative

Total General and Administrative costs increased by approximately $71,000 for the first quarter 2003 to a total of $357,000 compared with $286,000 for the same period in 2002.

Salaries and benefits increased by approximately $83,000 for the first quarter of fiscal year 2003, compared with the first quarter 2002. The primary factors include costs associated with a new sales director in the first quarter 2003 that are not in the first quarter 2002, and additional personnel employed for increased business development activities and technical support that were added later in fiscal 2002.

Professional and consulting fees decreased by approximately $17,000 in the first quarter 2003 compared to the same period in 2002. The decrease relates primarily to the cancellation of a consulting contract with a shareholder. The monthly contractual payment during the first quarter 2002 was $5,500.

S G & A travel increased approximately $10,000 for the first quarter fiscal year 2003, compared with first quarter 2002. This primarily reflected the hiring of an additional sales person based in Dallas, Texas, and related travel costs for that person.

General and administrative - other increased approximately $22,000 for the first quarter 2003 compared to the same period in 2002. This reflects costs associated with additional administrative personnel during 2003 (telephone, insurance, supplies, other) and depreciation expense on assets added during the latter part of 2002.

Interest Expense increased from approximately $19,000 in the first quarter of fiscal year 2002, to approximately $55,000 in the first quarter 2003. Increased use of the factoring agreement to finance larger receivables in January and February and increased interest rates resulted in increased interest costs.

The Company is not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, the Company believes that it will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

OTHER:

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending, the amount of sales of the Company's products, the competitive environment within the project management services industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts, economic conditions and the financial strength of the Company's customers and suppliers. Investors are directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.


ITEM 3.     CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Principal Financial Officer. Based upon that evaluation, he concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

                           PART  II  -  OTHER  INFORMATION


ITEM  2.  CHANGE  IN  SECURITIES

RECENT  SALE  OF  UNREGISTERED  SECURITIES.


     During the first quarter for the 2003 fiscal year, the Company has issued unregistered securities to the persons, as described below. All recipients had adequate access, through their relationships with us, to information about us.

     On March 26, 2003, Global Boulevard International, Inc. ("GBBV ") entered into an Agreement and Plan of Reorganization, (the "Reorganization Agreement") pursuant to which the Company issued 49,720,500 restricted shares of GBBV common stock to the shareholders of Pro Squared, Inc. The Company believes that such issuance was exempt from registration under the Securities Act of 1933 (the "Act") pursuant to Regulation D thereof. All of such securities have or will have a 144 legend restrictions and may only be disposed of pursuant to an effective registration statement or exemption from registration in compliance with federal or state securities laws.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

As of a record date of March 27, 2003, holders of a majority of our outstanding common stock owning approximately 55% of the outstanding shares of our Common Stock (the "Majority Stockholders"), executed a written consent in favor of the following corporate actions: (1) To amend our Articles of Incorporation to change the name of the corporation to "THE PROJECT GROUP, INC."; (2) To amend our Articles of Incorporation to authorize the creation of 5,000,000 shares of blank check preferred stock. (3) To adopt a 2003 Employee Stock Option Plan and reserve up to 1,000,000 shares of common stock for issuance thereunder. (4) To effect a one-for-two and a half (1:2.5) reverse stock split (the "Reverse Stock Split") of the our common stock.

ITEM  5.  OTHER  INFORMATION


     On March 26, 2003, Global Boulevard International, Inc. ("GBBV ") entered into an Agreement and Plan of Reorganization, (the "Reorganization Agreement") which sets forth the terms and conditions of a proposed business combination of GBBV and Pro Squared, Inc., a Texas corporation, ("Pro2"). Pursuant to the
Reorganization Agreement, Pro2's shareholders exchanged 99.5% of the outstanding shares of Pro2, 58,754,266 shares, for 49,720,500 newly issued, shares of GBBV. As a result of such transaction, Pro2 became a majority owned subsidiary of GBBV.

     In accordance with the terms of the Reorganization Agreement, on May 6, 2003, a certificate of amendment to the certificate of incorporation of GBBV was filed with the State of Nevada to change the name of Global Boulevard International, Inc. to "The Project Group, Inc." On May 7, 2003 the Company's stock was reverse split on a 1:2.5 basis and the Company's ticker symbol on the Over-the-Counter Bulletin Board was changed from "GBBV" to "PJTG".

ITEM  6.   EXHIBITS  AND  REPORTS  ON  FORM  8-K.


          A.   EXHIBITS

          99.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


          B.   REPORTS ON FORM 8-K

               On March 28, 2003 the Company filed a Report on Form 8-K with the Commission related to the Company's Agreement and Plan of Reorganization with Pro Squared, Inc.

                                  SIGNATURES
                                  ----------

     In accordance with the requirements of the exchange act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     THE PROJECT GROUP, INC.

DATED: May 18, 2003
                                     By: /s Craig Crawford
                                         ------------------------
                                     Name:  Craig  Crawford
                                     Title: President,  Director
                                            Principal  Executive  Officer  and
                                            Principal  Accounting  Officer

  CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING OFFICER
         PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND THE REQUIREMENTS OF
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

         I, Craig Crawford, Chief Executive Officer and Principal Accounting Officer of The Project Group, Inc. (the "Company") do hereby certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of the Company;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report.

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

             (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;

             (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          /s/ Craig Crawford
                         ______________________________________
                         By:  Craig  Crawford
                         Chief  Executive  Officer/Chief  Financial  Officer
                         May   18,  2003


May 16, 2003