Form 10QSB
period 2003-06-30
PROJECT GROUP INC
filed 2003-08-19
CIK 1096789

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE 30, 2003.
                                         ---------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________


                         Commission File Number 0-21931

                                 THE PROJECT GROUP.
                                 -----------------
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

                                Yes  X   No ___


The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of August 18, 2003 was 23,288,000.

PART  1  -  FINANCIAL  INFORMATION
            ----------------------

                             THE PROJECT GROUP, INC.
                                  BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)
                                   -----------


                           ASSETS
                          -------
CURRENT  ASSETS


Cash                                                 $ 4,298
Accounts receivable, net of allowance of $26,000     311,095
Unbilled receivable                                    3,866
Prepaid expense and other current assets              18,073
                                                   ----------

Total current assets                                 337,332
                                                   ----------

Computers and equipment, net                          10,544
Software development, net                             33,511
                                                   ----------

TOTAL ASSETS                                       $ 381,387
                                                   ==========

          LIABILITIES AND SHAREHOLDERS' DEFICIT
        ---------------------------------------

CURRENT LIABILITIES
Accounts payable                                   $  78,749
   Accrued liabilities                               430,402
   Deferred revenue                                   40,252
   Note payable                                      250,197
   Notes payable to shareholders                      70,186
   Accrued interest payable                           17,357
                                                   ----------

   Total current liabilities                         887,143
                                                   ----------

SHAREHOLDERS' DEFICIT
Common stock, par value $.001, 200,000,000
      shares authorized, 23,288,000 shares issued
      and outstanding                                 23,288
Paid-in capital                                      424,601
Accumulated deficit                                 (951,036)
                                                   ----------

                                                    (503,147)
 Subscription receivable for common stock             (2,609)
                                                   ----------

Total shareholders' deficit                         (505,756)
                                                   ----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT        $ 381,387
                                                   ==========

                             THE  PROJECT  GROUP,  INC.
                               STATEMENTS  OF  LOSS
                    SIX  MONTHS  ENDED  JUNE  30,  2003  AND  2002
                                   (UNAUDITED)
                                   -----------






                                                2003          2002
                                            ------------  ------------
CONSULTING REVENUE                          $ 1,062,511   $   713,287

COST OF CONSULTING REVENUE                      397,937       318,576
                                            ------------  ------------

GROSS PROFIT                                    664,574       394,711
                                            ------------  ------------

GENERAL AND ADMINISTRATIVE
Salaries and benefits                           490,847       377,400
Professional and consulting fees                 82,736        79,682
Bad debt expense                                 13,000        64,875
Travel and entertainment                         80,795        45,678
General and administrative, other               114,328        52,997
                                            ------------  ------------

Total general and administrative                781,706       620,632
                                            ------------  ------------

Loss from operations                           (117,132)     (225,921)

OTHER INCOME (EXPENSE)
Interest expense                                (97,770)      (67,718)
Interest income                                       -         5,369
                                            ------------  ------------


Loss before income taxes                       (214,902)     (288,270)

INCOME TAX PROVISION                                  -             -
                                            ------------  ------------

NET LOSS                                    $  (214,902)  $  (288,270)
                                            ============  ============

Basic and diluted loss per share            $     (0.01)  $     (0.01)
                                            ============  ============

Basic weighted average shares outstanding    22,266,222    19,680,524
                                            ============  ============


                             THE PROJECT GROUP, INC.
                               STATEMENTS OF LOSS
                   THREE  MONTHS ENDED JUNE 30, 2003 AND 2002
                   ------------------------------------------
                                   (UNAUDITED)
                                   -----------


                                                2003          2002
                                            ------------  ------------
CONSULTING REVENUE                          $   518,456   $   324,622

COST OF CONSULTING REVENUE                      206,526       141,240
                                            ------------  ------------

GROSS PROFIT                                    311,930       183,382
                                            ------------  ------------

GENERAL AND ADMINISTRATIVE
Salaries and benefits                           227,569       216,209
Professional and consulting fees                 52,232        32,187
Bad debt expense                                 13,000        33,000
Travel and entertainment                         42,511        20,545
General and administrative, other                69,877        27,471
                                            ------------  ------------

Total general and administrative                405,189       329,412
                                            ------------  ------------

Loss from operations                            (93,259)     (146,030)

OTHER INCOME (EXPENSE)
Interest expense                                (43,216)      (49,049)
Interest income                                       -           581
                                            ------------  ------------


Loss before income taxes                       (136,475)     (194,498)

INCOME TAX PROVISION                                  -             -
                                            ------------  ------------

NET LOSS                                    $  (136,475)  $  (194,498)
                                            ============  ============

Basic and diluted loss per share            $     (0.01)  $     (0.01)
                                            ============  ============

Basic weighted average shares outstanding    22,404,444    21,403,005
                                            ============  ============



                             THE PROJECT GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
                                   -----------


                                                                2003        2002
                                                             ----------  ----------
OPERATING ACTIVITIES
    Net loss                                                 $(214,902)  $(288,270)
    Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
    Depreciation and amortization                               10,790       4,367
    (Increase) decrease in assets:
Accounts receivable                                            118,038    (130,747)
Unbilled receivable                                             28,252      39,020
Note receivable                                                      -      42,037
Prepaid expense and other current assets                         6,443       5,418
    Increase (decrease) in liabilities:
Accounts payable and deferred revenue                         (100,379)     77,948
Accrued liabilities and interest payable                       267,290      56,799
                                                             ----------  ----------

Net cash (used in) provided by operating activities            115,532    (193,428)
                                                             ----------  ----------

 INVESTING ACTIVITIES
    Purchase of fixed assets                                    (9,347)    (47,037)
                                                             ----------  ----------

Net cash used in by investing activities                        (9,347)    (47,037)
                                                             ----------  ----------

FINANCING ACTIVITIES
    Payment of notes payable to shareholder                    (10,404)   (571,182)
    Proceeds from exercise of warrants                          22,000           -
    Cost of raising capital                                          -      (8,126)
    Proceeds from issuance of common stock                           -       4,000
    Net proceeds (payments) from issuance of notes payable    (113,483)    764,605
    Stock subscriptions received                                     -      12,249
                                                             ----------  ----------

Net cash (used in) provided by financing activities           (101,887)    201,546
                                                             ----------  ----------

INCREASE (DECREASE) IN CASH                                      4,298     (38,919)
CASH AT BEGINNING OF PERIOD                                          -      77,640
                                                             ----------  ----------
CASH AT END OF PERIOD                                        $   4,298   $  38,721
                                                             ==========  ==========

SUPPLEMENTAL INFORMATION
    Interest paid                                              105,473      58,129
    Common stock issued for services                                 -      96,688
    Reduction in subscriptions receivable                            -       3,842
    Common stock subscribed                                          -       2,812
    Conversion of note payable to common stock                  48,000           -

                             THE PROJECT GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE  1  -  BUSINESS  COMBINATION

During March 2003 Global Boulevard International, Inc. ("Global") acquired substantially all of the issued and outstanding common shares of Pro Squared, Inc. ("Pro Squared") from its shareholders in a reverse merger. As consideration for the Pro Squared common shares, Global issued and exchanged 49,720,500 shares of its common stock for Pro Squared common stock. The historical financial statements prior to the merger herein presented are those of Pro Squared. Subsequently, the directors of Global effected a one-for-two and a half (1:2.5) reverse stock split of its common stock. As a condition to the merger, amounts payable to parties related to Global were cancelled in exchange for the issuance of 30,000 shares of Global on a post-split basis.

The name of Global was changed to The Project Group, Inc. ("The Project Group").

NOTE  2  -  BASIS  OF  PRESENTATION

The accompanying unaudited financial statements of The Project Group, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes of Pro Squared and Global on Form 10-KSB for the year ended December 31, 2002.

NOTE  3  -  GOING  CONCERN

The Project Group's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, The Project Group has suffered recurring losses from operations and is experiencing cash flow problems. This raises questions as to the ability to expand, as its customers require additional service or to attain profitable operations. The company is pursuing a strategy to raise sufficient capital through loans and/or private securities offerings.


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


NOTE  6  -  NOTES  PAYABLE  TO  SHAREHOLDER

On May 28, 2003, the Company approved a resolution modifying the terms of a note payable issued to a shareholder on December 31, 2002. The warrants issued were decreased to reflect an exercise price of $0.11 per share for the purchase of 1,000,000 shares of the Company's stock. On May 28, 2003, the Company calculated the fair market value of the warrants using the Black-Scholes option pricing model and determined that the fair market value was not material.

On June 6, 2003, a $48,000 shareholder note payable was converted to shares of common stock at $0.05 per share. On June 16, 2003, a shareholder exercised warrants to purchase 200,000 shares at $0.11 per share.

NOTE  6  -  SUBSEQUENT  EVENT

On July 17, 2003, a shareholder exercised warrants to purchase the remaining 800,000 shares at $0.11 per share.

Item  2.  Management's  Discussion  and  Analysis

During March 2003 Global Boulevard International, Inc. ("Global") acquired substantially all of the issued and outstanding common shares of Pro Squared, Inc. ("Pro Squared") from its shareholders in a reverse merger. As consideration for the Pro Squared common shares, Global issued and exchanged 49,720,500 shares of its common stock for Pro Squared common stock. The historical financial statements prior to the merger herein presented are those of Pro Squared. Subsequently, the directors of Global effected a one-for-two and a half (1:2.5) reverse stock split of its common stock. As a condition to the merger, amounts payable to parties related to Global were cancelled in exchange for the issuance of 30,000 shares of Global on a post-split basis.

The name of Global was changed to The Project Group, Inc. ("The Project Group").

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements at June 30, 2003 included herein and our financial statements at December 31, 2002 included in Form 10-KSB and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

Liquidity  and  capital  resources

To date we have raised funds through the issuance of shares of our common stock and have increased liquidity through sales of accounts receivable. The funds we have raised to date have been applied towards our corporate legal fees, accounting fees, lease payments and our general day-to-day operations.

As of June 30, 2003, we had cash available of $4,298 and total current assets of $337,332. At that same date, we had total current liabilities of $887,143 with total liabilities and shareholders' deficit of $381,387.

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

In June 2003, a shareholder converted a notes payable in the amount of $48,000 to common stock and exercised warrants to purchase 200,000 of common stock for $22,000.

During the third quarter, a shareholder exercised warrants to purchase 800,000 shares of common stock for $88,000.


RESULTS  OF  OPERATIONS  SIX  MONTHS  ENDED  JUNE  30,  2003

The company has seen an increase in sales for the first six months of 2003, to the highest average revenue experience in our short history, an average revenue of approximately $177,000 per month. Consulting revenue increased by approximately $349,000 for the first six months of 2003, from the comparable period in 2002, to a total of $1,063,000. New customers, additional work for existing customers, and higher rates per hour for consulting services were the primary causes for the increase.

Cost of consulting revenue, as a percentage of consulting revenue, decreased by 7.2% for the first six months of fiscal year 2003, compared to the similar ratio for 2002, primarily due to increased hourly rates for client consulting service without a corresponding increase in our labor costs.

General  and  Administrative

Total General and Administrative costs increased by approximately $161,000 for the first six months of 2003 to a total of $782,000 compared with $621,000 for the same period in 2002.

Salaries and benefits increased by approximately $113,000 for the first six months of fiscal year 2003, compared with same period 2002. The primary factors include costs associated with a new sales director in the first six months of 2003 that are not in the same period of 2002, and additional personnel employed for increased business development activities and technical support that were added later in fiscal 2002. These increases are partially offset by increased utilization of personnel on customer projects.

Professional and consulting fees increased by approximately $3,000 in the first six months of 2003 compared to the same period in 2002. The increase reflects costs associated with the reverse acquisition of Global Boulevard International, Inc and increased use of consultants for investor relations and business planning, offset by the cancellation of a consulting contract with a shareholder effective January 1, 2003. Payments to the shareholder under the contract were $35,000 during the first six months of 2002.

General and administrative travel increased approximately $35,000 for the first six months of 2003, compared with the same period in 2002.This primarily reflected the hiring of an additional sales person based in Dallas, Texas, and related travel costs for that person, plus costs associated with other business development.

General and administrative, other increased approximately $61,000 for the first six months of 2003 compared to the same period in 2002. This reflects costs associated with additional administrative personnel during 2003 (telephone, insurance, supplies, other), printing and depreciation expense on assets added during the latter part of 2002.

Interest Expense increased from approximately $67,000 in the first six months of 2002, to approximately $98,000 in the first six months of 2003. Increased use of the factoring agreement to finance larger receivables and increased interest rates resulted in increased interest costs.

RESULTS  OF  OPERATIONS  THREE  MONTHS  ENDED  JUNE  30,  2003

The company has seen an increase in sales during the first six months of 2003, to the highest average revenue experience in our short history. Revenues averaged approximately $173,000 per month during the second quarter 2003. Consulting revenue increased by approximately $193,000 for the second quarter of 2003, from the comparable period in 2002, to a total of $518,000. New customers, additional work for existing customers, and higher rates per hour for consulting services were the primary causes for the increase.

Cost of consulting revenue, as a percentage of consulting revenue, decreased by 3.7% for the second quarter of fiscal year 2003, compared to the similar ratio for 2002, primarily due to increased hourly rates for client consulting service without a corresponding increase in our labor costs.

General  and  Administrative

Total General and Administrative costs increased by approximately $76,000 for the second quarter of 2003 to a total of $405,000 compared with $329,000 for the same period in 2002.

Salaries and benefits increased by approximately $11,000 for the second quarter of fiscal year 2003, compared with same period 2002. The primary factors include costs associated with a new sales director in 2003 that are not in the same period of 2002, and additional personnel employed for increased business development activities and technical support that were added later in fiscal 2002, offset by increased utilization of personnel on customer projects.

Professional and consulting fees increased by approximately $20,000 in second quarter 2003 compared to second quarter 2002. The increase reflects costs associated with the reverse acquisition of Global Boulevard International, Inc and increased use of consultants for investor relations and business planning, partially offset by the cancellation of a consulting contract with a shareholder effective January 1, 2003. Payments to the shareholder under the contract were $18,000 during the second quarter of 2002.

General and administrative travel increased approximately $22,000 for the second quarter of 2003, compared with the second quarter 2002. This primarily reflected the hiring of an additional sales person based in Dallas, Texas, and related travel costs for that person, plus costs associated with other business development.

General and administrative, other increased approximately $42,000 for the second quarter of 2003 compared to the same period in 2002. This reflects costs associated with additional administrative personnel during 2003 (telephone, insurance, supplies, other), printing and depreciation expense on assets added during the latter part of 2002.


 CONTROLS  AND  PROCEDURES

     (a)  Evaluation  of  Disclosure  Controls  and  Procedures.
             ------------------------------------------------

Within the 90 days prior to the date of the Quarterly Report for the period ended June 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 3a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the report that it files under the Exchange Act is recorded, processed summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

     (b)  Changes  in  Internal  Control.
          -------------------------------

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION


ITEM  2.  CHANGE  IN  SECURITIES

Recent sale of unregistered securities.

     During the first quarter for the 2002 fiscal year, we have not issued unregistered securities.

ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

In May 2003, pursuant to our Acquisition and Reorganization Agreement, dated March 26, 2003 and pursuant to the approval of our board of directors and a majority of our shareholders, we amend our Articles of Incorporation to change the name of the corporation from Global Boulevard International, Inc. to "The Project Group, Inc.". Simultaneously, we amend our Articles of Incorporation to authorize the creation of 5,000,000 shares of blank check preferred stock, adopted a 2003 Employee Stock Option Plan to reserve up to 1,000,000 shares of common stock for issuance thereunder and effected a one-for-two and a half (1:2.5) reverse stock split of the our common stock.

ITEM  5.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


       a. Exhibits

     31.1 Certification by the Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       b. On May 27, 2003 we filed a Form 8-K/A with the Commission to provide financial information in connection with our acquisition of the shares of common stock of Pro Squared, Inc.

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     THE PROJECT GROUP, INC.

Dated: August 18, 2003
                                     By: /s/ Craig Crawford
                                         ------------------------
                                   Name:  Craig Crawford
                                  Title:  President, Director
                                          Principal Executive Officer and
                                          Principal  Accounting Officer