Form 10QSB
period 2003-09-30
PROJECT GROUP INC
filed 2003-11-19
CIK 1096789

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR  THE  QUARTERLY  PERIOD  ENDED  September 30, 2003.
                                         ------------------
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________


                         Commission File Number 0-21931

                                THE PROJECT GROUP, INC.
                                 ---------------------
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

                                Yes  X   No ___


The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of November 17, 2003 was 54,016,000.

PART  1  -  FINANCIAL  INFORMATION
            ----------------------


                            THE PROJECT GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                  (UNAUDITED)
-------------------------------------------------------------------------------

                                         ASSETS

CURRENT ASSETS
Cash ............................................................   $     3,143
Accounts receivable, net of allowance of $78,000 ................       299,055
Unbilled receivables ............................................        24,051
Prepaid expenses ................................................         7,112
Deferred expenses ...............................................       202,750
                                                                    -----------

Total current assets ............................................       536,111
                                                                    -----------

Computers and equipment, net ....................................        17,413
Software development, net .......................................        24,947
                                                                    -----------

TOTAL ASSETS ....................................................   $   578,471
                                                                    ===========

                          LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable   ..............................................   $   153,230
Accrued liabilities    ..........................................       491,622
Deferred revenue    .............................................        15,000
Note payable    .................................................       242,108
Note payable to shareholder    ..................................        26,104
Accrued interest payable    .....................................        16,499
                                                                    -----------

Total current liabilities    ....................................       944,563
                                                                    -----------

SHAREHOLDERS' DEFICIT
Common stock, par value $.001, 200,000,000
      shares authorized, 52,416,000 shares issued
      and outstanding ...........................................        52,416
Paid-in capital .................................................       827,764
Deferred warrant-based compensation .............................       130,000
Accumulated deficit .............................................    (1,376,272)
                                                                    -----------

Total shareholders' deficit .....................................      (366,092)
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .....................   $   578,471
                                                                    ===========
    The accompanying notes are an integral part of these financial statements.

                           THE PROJECT GROUP, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                 NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (UNAUDITED)




                                                           2003            2002
                                                   ------------    ------------

CONSULTING REVENUE                                 $  1,431,784    $  1,081,661

COST OF CONSULTING REVENUE                              520,148         446,007
                                                   ------------    ------------

GROSS PROFIT                                            911,636         635,654
                                                   ------------    ------------

GENERAL AND ADMINISTRATIVE
General and administrative, other                       190,679          87,329
Salaries and benefits                                   787,222         652,270
Professional and consulting fees                        240,914         117,123
Bad debt expense                                         65,000          64,875
Travel and entertainment                                128,182          67,391
                                                   ------------    ------------

Total general and administrative                      1,411,997         988,988
                                                   ------------    ------------

Loss from operations                                   (500,361)       (353,334)

OTHER INCOME (EXPENSE)
Interest expense                                       (139,776)        (96,810)
Interest income                                            --             9,494
Recovery of receivables previously written off             --            20,929
                                                   ------------    ------------


Loss before income taxes                               (640,137)       (419,721)

INCOME TAX PROVISION                                       --              --
                                                   ------------    ------------

Net loss                                           $   (640,137)   $   (419,721)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.01)   $      (0.01)
                                                   ============    ============

Basic weighted average shares outstanding            45,111,875      40,817,930
                                                   ============    ============

    The accompanying notes are an integral part of these financial statements.

                            THE PROJECT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)

-----------------------------------------------------------------------------
                                                         2003            2002
                                                 ------------    ------------

CONSULTING REVENUE                               $    369,272    $    368,374

COST OF CONSULTING REVENUE                            122,211         127,430
                                                 ------------    ------------

GROSS PROFIT                                          247,061         240,944
                                                 ------------    ------------

GENERAL AND ADMINISTRATIVE
General and administrative, other                      78,254          33,247
Salaries and benefits                                 294,471         274,870
Professional and consulting fees                      158,179          37,441
Bad debt expense                                       52,000            --
Travel and entertainment                               47,387          22,798
                                                 ------------    ------------

Total general and administrative                      630,291         368,356
                                                 ------------    ------------

Loss from operations                                 (383,230)       (127,412)

OTHER INCOME (EXPENSE)
Interest expense                                      (42,006)        (29,092)
Interest income                                          --             4,125
Recovery of receivables previously written off           --            20,929
                                                 ------------    ------------


Loss before income taxes                             (425,236)       (131,450)

INCOME TAX PROVISION                                     --              --
                                                 ------------    ------------

Net loss                                         $   (425,236)   $   (131,450)
                                                 ============    ============

Basic and diluted loss per share                 $      (0.01)   $      (0.00)
                                                 ============    ============

Basic weighted average shares outstanding          50,347,522      43,684,010
                                                 ============    ============

    The accompanying notes are an integral part of these financial statements.

                            THE PROJECT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)

-------------------------------------------------------------------------------------

                                                                    2003           2002
                                                             -----------    -----------
 OPERATING ACTIVITIES
    Net loss                                                 $  (640,137)   $  (419,721)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                 16,185          8,989
    Stock issued for services                                    124,150
    (Increase) decrease in assets:
    Accounts receivable                                          130,078       (201,465)
    Unbilled receivable                                            8,067         34,397
    Note receivable                                                 --           42,200
    Prepaid expense and other current assets                      17,404           (455)
    Accounts payable and deferred revenue                        (51,150)        54,456
    Accrued liabilities and deferred tax liability               327,652        186,924
                                                             -----------    -----------

Net cash used in operating activities                            (67,751)      (294,675)
                                                             -----------    -----------

 INVESTING ACTIVITIES
    Purchase of fixed assets                                     (13,048)       (60,135)
                                                             -----------    -----------

Net cash used in investing activities                            (13,048)       (60,135)
                                                             -----------    -----------

FINANCING ACTIVITIES
    Payment of notes payable to shareholder                       (8,903)      (822,182)
    Cost of raising capital                                         --           (8,126)
    Proceeds from issuance of common stock                          --           44,500
    Proceeds from exercise of warrants                           210,000           --
    Net proceeds (payments) from issuance of notes payable      (117,155)     1,051,648
    Stock subscriptions received                                    --           14,061
                                                             -----------    -----------

Net cash provided by financing activities                         83,942        279,901
                                                             -----------    -----------

INCREASE (DECREASE) IN CASH                                        3,143        (74,909)
CASH AT BEGINNING OF PERIOD                                         --           77,640
                                                             -----------    -----------
CASH AT END OF PERIOD                                        $     3,143    $     2,731
                                                             ===========    ===========

SUPPLEMENTAL INFORMATION
    Interest paid                                            $   124,374    $    78,682
                                                             ===========    ===========
    Common stock issued for compensation and services        $   426,900    $   127,813
                                                             ===========    ===========
    Reduction in subscriptions receivable                    $     2,609    $     3,842
                                                             ===========    ===========
    Common stock subscribed                                  $      --      $     2,812
                                                             ===========    ===========
    Conversion of note payable to common stock               $    98,000    $      --
                                                             ===========    ===========

    The accompanying notes are an integral part of these financial statements.

                               THE PROJECT GROUP, INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 1 - BUSINESS COMBINATION

During March 2003 Global Boulevard International, Inc. ("Global") acquired substantially all of the issued and outstanding common shares of Pro Squared, Inc. ("Pro Squared") from its shareholders in a reverse merger. As consideration for the Pro Squared common shares, Global issued and exchanged 49,720,500 shares of its common stock for Pro Squared common stock. The historical financial statements prior to the merger herein presented are those of Pro Squared. In May 2003, the directors effected a one-for-two and a half (1:2.5) reverse stock split of its common stock, and in October 2003 a two-for-one (2:1) stock split.

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


NOTE 6 - NOTES PAYABLE TO SHAREHOLDER

On May 28, 2003, the Company approved a resolution modifying the terms of a note payable issued to a shareholder on December 31, 2002. The warrants issued were decreased to reflect an exercise price of $0.11 per share for the purchase of 1,000,000 pre-split shares of the Company's stock. On May 28, 2003, the Company calculated the fair market value of the warrants using the Black-Scholes option pricing model and determined that the fair market value was not material.

On June 6, 2003, a $48,000 shareholder note payable was converted to shares of common stock at $0.05 per share. On June 16, 2003, a shareholder exercised warrants to purchase 200,000 pre-split shares at $0.11 per share.

On July 8, 2003, a $50,000 shareholder note payable was converted to shares of common stock at $0.05 per share. On September 8, 2003, a shareholder exercised warrants to purchase 400,000 pre-split shares at $0.28 per share.


NOTE 7 - EQUITY TRANSACTIONS

During the third quarter 2003, warrants to purchase 6,000,000 post-split shares and 1,440,000 post-split shares of common stock were issued to employees and consultants for compensation and services. The Company calculated the fair market value of the warrants using the Black-Scholes option pricing model. The Company is amortizing the deferred warrant-based compensation expense over the service period of the consulting agreements.

During August 2003, a shareholder exercised warrants to purchase 1,600,000 post-split shares of common stock for $88,000. During September 2003, a consultant exercised warrants to purchase 800,000 post-split shares for $100,000.

NOTE 8- SUBSEQUENT EVENT

During October 2003, warrants to purchase 800,000 post-split shares of common stock were exercised for $100,000.

Item  2.  Management's  Discussion  and  Analysis

During March 2003 Global Boulevard International, Inc. ("Global") acquired substantially all of the issued and outstanding common shares of Pro Squared, Inc. ("Pro Squared") from its shareholders in a reverse merger. The historical financial statements prior to the merger herein presented are those of Pro Squared. In May 2003, the directors effected a one-for-two and a half (1:2.5) reverse stock split of its common stock, and in October 2003 a two-for-one (2:1) stock split. The name of Global was changed to The Project Group, Inc. ("The Project Group").

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements at September 30, 2003 included herein and our financial statements at December 31, 2002 included in Form 10-KSB and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

Liquidity  and  capital  resources

To date we have raised funds through the issuance of shares of our common stock and have increased liquidity through sales of accounts receivable. The funds we have raised to date have been applied towards our corporate legal fees, accounting fees, lease payments and our general day-to-day operations.

As of September 30, 2003, we had cash available of $3,143 and total current assets of $536,111. At that same date, we had total current liabilities of $944,563 with total liabilities and shareholders' deficit of $578,471. In order for us to significantly increase our current operating levels, we anticipate a need for additional funding. We can give no assurance that we will be able to maintain or expand our current operating levels. We may seek additional capital through an offering of our equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity. We have not established a limit as to the amount of debt we may incur and we have not adopted a ratio of our equity to a debt allowance. If we need to obtain additional financing, the financing may not be available from any source, or may not be available on terms acceptable to us.

The Company is not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity.

In June 2003, a shareholder converted notes payable in the amount of $48,000 to common stock and exercised warrants to purchase 400,000 post-split shares of common stock for $22,000.

During the third quarter 2003, warrants to purchase 6,000,000 post-split shares and 1,440,000 post-split shares of common stock were issued to employees and consultants for compensation and services. During August 2003, a shareholder exercised warrants to purchase 1,600,000 post-split shares of common stock for $88,000. During September 2003 a consultant exercised warrants to purchase 800,000 post-split shares for $100,000. In September 2003, a shareholder converted a $50,000 note payable into 1,000,000 post-split shares of common stock.

During October 2003, warrants to purchase 800,000 post-split shares of common stock were exercised for $100,000.

RESULTS  OF  OPERATIONS  NINE  MONTHS  ENDED  SEPTEMBER  30,  2003

The company has seen an increase in sales for the first nine months of 2003, to the highest revenue experience in our short history. Consulting revenue increased by approximately $350,000 for the first nine months of 2003, from the comparable period in 2002, to a total of $1,431,000. New customers, additional work for existing customers, and higher rates per hour for consulting services were the primary causes for the increase.

Cost of consulting revenue, as a percentage of consulting revenue, decreased by 4.9% for the first nine months of fiscal year 2003, compared to the similar ratio for 2002, primarily due to increased hourly rates for client consulting service without a corresponding increase in our labor costs.

General  and  Administrative

Total General and Administrative costs increased by approximately $423,000 for the first nine months of 2003 to a total of $1,412,000 compared with $989,000 for the same period in 2002.

Salaries and benefits increased by approximately $135,000 for the first nine months of fiscal year 2003, compared with same period 2002. The primary factors include costs associated with a new sales director in the first nine months of 2003 that is not in the same period of 2002, and additional personnel employed for increased business development activities and technical support that were added later in fiscal 2002 and in 2003. These increases are partially offset by increased utilization of personnel on customer projects.

Professional and consulting fees increased by approximately $123,000 in the first nine months of 2003 compared to the same period in 2002. The increase reflects costs associated with the reverse acquisition of Global Boulevard International, Inc and increased use of consultants for investor relations and business planning. The increased costs were financed primarily through non-cash issuance of common stock and warrants.

General and administrative travel increased approximately $60,000 for the first nine months of 2003, compared with the same period in 2002. This primarily reflected the hiring of additional sales personnel based in Dallas, Texas and Seattle, Washington and related travel costs, plus costs associated with other business development.

General and administrative, other increased approximately $103,000 for the first nine months of 2003 compared to the same period in 2002. This reflects costs associated with additional administrative personnel during 2003 (telephone, insurance, supplies, other), printing and depreciation expense on assets added during the latter part of 2002.

Interest Expense increased from approximately $97,000 in the first nine months of 2002, to approximately $140,000 in the first nine months of 2003. Increased use of the factoring agreement to finance larger receivables and increased interest rates resulted in increased interest costs.


RESULTS  OF  OPERATIONS  THREE  MONTHS  ENDED  SEPTEMBER  30,  2003

The company has seen an increase in sales during the first nine months of 2003. Revenues averaged approximately $123,000 per month during the third quarter 2003, approximately the same as the comparable quarter in 2002 but lower than previous 2003 quarters, reflecting delays by customers awaiting the newest 2003 version of Microsoft Project.

Cost of consulting revenue, as a percentage of consulting revenue, decreased by 1.5% for the third quarter of fiscal year 2003, compared to the similar ratio for 2002, primarily due to increased hourly rates for client consulting service without a corresponding increase in our labor costs.

General  and  Administrative

Total General and Administrative costs increased by approximately $262,000 for the third quarter of 2003 to a total of $630,000 compared with $368,000 for the same period in 2002.

Salaries and benefits increased by approximately $20,000 for the second quarter of fiscal year 2003, compared with same period 2002. The primary factors include costs associated with a new sales director in 2003 that are not in the same period of 2002, and additional personnel employed for increased business development activities and technical support that were added later in fiscal 2002 and stock awards to key employees, offset by increased utilization of personnel on customer projects.

Professional and consulting fees increased by approximately $120,000 in third quarter 2003 compared to third quarter 2002. The increase reflects costs associated with increased use of consultants for investor relations and business planning. The increased costs were financed primarily through non-cash issuance of common stock and warrants.


General and administrative travel increased approximately $25,000 for the third quarter of 2003, compared with the third quarter 2002. This primarily reflected the hiring of additional sales personnel based in Dallas, Texas, and Seattle, Washington, and related travel, plus costs associated with other business development.

General and administrative, other increased approximately $45,000 for the third quarter of 2003 compared to the same period in 2002. This reflects costs associated with additional administrative personnel during 2003 (telephone, insurance, supplies, other), printing and depreciation expense on assets added during the latter part of 2002.

CONTROLS  AND  PROCEDURES

     (a)  Evaluation  of  Disclosure  Controls  and  Procedures.
             ------------------------------------------------

Within the 90 days prior to the date of the Quarterly Report for the period ended September 30, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 3a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the report that it files under the Exchange Act is recorded, processed summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

     (b)  Changes  in  Internal  Control.
          -------------------------------

Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In April 2003, the Company was named as a defendant in a civil action initiated In the 53rd Judicial District of Travis County, Texas brought by Collective
Technologies, LLC successor in interest to Collective Technologies, Inc. The complaint names several defendants including The Project Group, The Project Group, Inc., www.projectgroup.com and Pro Squared. The complaint concerns a collection suit brought by Collective Technologies claiming that the Company is obligated to repay a debt owed by Mediatrain. The Company has never had a business relationship with Collective and in the opinion of management and its litigation counsel, the suit has no basis. The claim is for an unspecified amount including actual damages, punitive damages, interest, and attorney`s fees.


ITEM  2.  CHANGE  IN  SECURITIES

For the third quarter ended September 30, 2003 the Company did not issue any unregistered shares of its common stock.


ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM  5.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


       a. Exhibits

     31.1 Certification by the Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       b. For the third quarter ended September 30, 2003, we did not file a Current Report on Form 8-K.

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     THE PROJECT GROUP, INC.

Dated: November 18, 2003
                                     By: /s/ Craig Crawford
                                         ------------------------
                                   Name:  Craig Crawford
                                  Title:  President, Director
                                          Principal Executive Officer and
                                          Principal  Accounting Officer