Form 10QSB/A
period 2003-09-30
PROJECT GROUP INC
filed 2003-11-19
CIK 1096789

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB/A
                                   Amendment No. 1


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


The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of November 17, 2003 was 53,216,000.

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

                            THE PROJECT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                  (UNAUDITED)

-------------------------------------------------------------------------------------

                                                                    2003           2002
                                                             -----------    -----------
 OPERATING ACTIVITIES
    Net loss                                                 $  (640,137)   $  (419,721)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                 16,185          8,989
    Stock issued for services                                    124,150
    (Increase) decrease in assets:
    Accounts receivable                                          130,078       (201,465)
    Unbilled receivable                                            8,067         34,397
    Note receivable                                                 --           42,200
    Prepaid expense and other current assets                      17,404           (455)
    Increase (decrease) in liabilities:
    Accounts payable and deferred revenue                        (51,150)        54,456
    Accrued liabilities and deferred tax liability               327,652        186,924
                                                             -----------    -----------

Net cash used in operating activities                            (67,751)      (294,675)
                                                             -----------    -----------

 INVESTING ACTIVITIES
    Purchase of fixed assets                                     (13,048)       (60,135)
                                                             -----------    -----------

Net cash used in investing activities                            (13,048)       (60,135)
                                                             -----------    -----------

FINANCING ACTIVITIES
    Payment of notes payable to shareholder                       (8,903)      (822,182)
    Cost of raising capital                                         --           (8,126)
    Proceeds from issuance of common stock                          --           44,500
    Proceeds from exercise of warrants                           210,000           --
    Net proceeds (payments) from issuance of notes payable      (117,155)     1,051,648
    Stock subscriptions received                                    --           14,061
                                                             -----------    -----------

Net cash provided by financing activities                         83,942        279,901
                                                             -----------    -----------

INCREASE (DECREASE) IN CASH                                        3,143        (74,909)
CASH AT BEGINNING OF PERIOD                                         --           77,640
                                                             -----------    -----------
CASH AT END OF PERIOD                                        $     3,143    $     2,731
                                                             ===========    ===========

SUPPLEMENTAL INFORMATION
    Interest paid                                            $   124,374    $    78,682
                                                             ===========    ===========
    Common stock issued for compensation and services        $   426,900    $   127,813
                                                             ===========    ===========
    Reduction in subscriptions receivable                    $     2,609    $     3,842
                                                             ===========    ===========
    Common stock subscribed                                  $      --      $     2,812
                                                             ===========    ===========
    Conversion of note payable to common stock               $    98,000    $      --
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

Item  2.  Management's  Discussion  and  Analysis

During March 2003 Global Boulevard International, Inc. ("Global") acquired substantially all of the issued and outstanding common shares of Pro Squared, Inc. ("Pro Squared") from its shareholders in a reverse merger. The historical financial statements prior to the merger herein presented are those of Pro Squared. In May 2003, the directors effected a one-for-two and a half (1:2.5) reverse stock split of its common stock, and in October 2003 a two-for-one (2:1) stock split. The name of Global was changed to The Project Group, Inc. ("The Project Group"). The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements at September 30, 2003 included herein and our financial statements, and the financial statements of Pro Squared, Inc., at December 31, 2002 included in their respective Forms 10-KSB and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

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