Form 10KSB
period 2003-12-31
PROJECT GROUP INC
filed 2004-04-14
CIK 1096789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  December 31, 2003

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________to__________

Commission file Number 0-33493


                             THE PROJECT GROUP, INC.
                   -------------------------------------------
                 (Name of small business issuer in its charter)


             Nevada                                             90-0147943
-------------------------------------                        -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


333 North Sam Houston Parkway East
Suite 275, Houston, Texas                                        77060
--------------------------------------                       ------------
(Address of principal executive offices)                       (Zip Code)


Issuer's telephone number:   (713) 622-1100


Securities registered pursuant to Section 12(b) of the Exchange Act:

 Title of each class                                      Name of exchange on
                                                            which registered
--------------------                                     -----------------------
      None                                                        None


Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                          -----------------------------
                                (Title of Class)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ X ] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $1,962,182.

     Based on the average of the closing bid and asked prices of the issuer's common stock on April 8, 2004, which was $.16 per share, the aggregate market value of the voting stock held by non-affiliates of the registrant on that date was $3,946,883.80.

     The issuer had 56,396,000 shares of common stock issued and outstanding, par value $.001 per share as of April 9, 2004.

Transmittal Small Business Disclosure Format (check one)   Yes [ ]   No   [X]

INTRODUCTORY NOTE

         Certain statements in this Report on Form 10-KSB (the "Report") under the caption "Management's Discussion and Analysis Plan of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements and the ability of the company to raise capital. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. When used in the Report, statements that are not statements of historical facts may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

Item 1. Description of Business

General Development

We were originally incorporated under the name Registered Agents of Southern Nevada, Inc., in Nevada on April 16, 1998. Our Certificate of Incorporation was subsequently amended to change our name to Global Boulevard International, Inc. on March 25, 2000. On March 26, 2003, Global Boulevard International, Inc. ("GBBV") entered into an Agreement and Plan of Reorganization, which set forth the terms and conditions of a proposed business combination of Global Boulevard International, Inc. and Pro Squared, Inc., a Texas corporation, pursuant to which Pro Squared, Inc. shareholders exchanged 99.5% of the outstanding shares of Pro Squared, Inc. for 39,776,400 newly issued, shares of GBBV. Pro Squared, Inc. was incorporated on July 24, 2001. As a result of such transaction, Pro Squared, Inc. became our majority-owned subsidiary. On May 6, 2003, we amended our Certificate of Incorporation to change our name to The Project Group, Inc. All share and per share amounts referred to in this Annual Report are adjusted for all stock splits unless otherwise noted.


Business Summary

We provide project management consulting services with a focus on activities which include, but are not limited to, project management and business strategy, project management systems and network architecture, computer software design, and value and segmentation analysis. When we offer our project management services, we teach and/or provide the techniques used for cost control, project timeline development, resource utilization and risk analysis all with a focus towards improving a client company's overall efficiency and operating or financial results. Examples of our consulting work include the development of project management services for various companies, the review of a client's current project management strategy and its consistency with the business strategy of that firm, the project management of a client's supply chain process, and a project management assessment of a client's computer network, system architecture and operations management capabilities. We also provide technology consulting services, meaning that we review a client company's computer systems, internal networks, file servers and their capabilities to support a proposed project desired by the client company. We also prepare computer network specifications and provide on-site technical assistance with computer networks so as to enable our client companies to monitor their project or projects via the Internet using Microsoft's Project software and our processes.

While there exist several traditional management consulting firms that offer services related to general operating matters, we believe that we can and have distinguished ourselves by focusing on specific project management services which are more narrowly defined and specialized. By focusing our attention on project management, project management software and related consulting activities we allow our project managers and senior level professionals to interface directly with senior client personnel.

The project management consulting services that we undertake are usually performed on a time-and-materials basis. The size of the professional team that we assign to a particular project varies depending on the size of the project, the clients' project management maturity level, the level of automation desired and the stage of implementation. Our staff is billed out at various rates ranging from entry level at $150.00 to more than $250.00 per hour, depending upon the level of expertise required of each individual assigned to a particular project, and the overall project complexity.

     Our principal executive offices are located at 333 North Sam Houston Parkway East, Suite 275, Houston, Texas, 77060. Our telephone number is (713) 622-1100 and our fax number is (713) 622-1103.

Operations

    Our staff usually works in close conjunction with client personnel, at the client site, on any given project. This partnering with the client, we believe, results in a project management knowledge transfer leaving the client new skills that are usually lacking in the initial client organization. In each sector of our business, we have developed methodologies, processes, software, tools and templates which are used by our consultants to help improve the quality of our work product. These processes help lower our client's cost of project management implementation and help to reduce the time required to perform the work. We maintain a database of these methodologies, processes, tools, benchmark information and templates, along with proposals, project plans and other information. This database is readily accessible by our consultants working at the clients sites via the Internet and other means. We believe that our professionals deliver to each client engagement individualized technical skills, experience, industry-specific and functional experience, significant consulting experience and expertise in the following areas:

ANALYSIS,  SYSTEM  INTEGRATION  AND  PROJECT  MANAGEMENT

   Our analysis process reviews a given client's current business objectives, operational structure, and systems architecture. We then review what added value a client would gain if such a company implemented a formal system for enterprise project management. We then develop a budget and prepare an outline of how a client company can create, implement and maintain a management system for a given project. We use this information to relate to the client their system functionality and associated costs to specific and measurable benefits. Our staff analyzes the impact of proposed new technology in financial terms, such as internal rate of return, payback, net present value, cash flow, and financial income statement impact consistent with the internal accounting procedures of the client. Our services include an assessment phase in which our team evaluates the client's current business and project management process and capability. We work with the client to design and develop an appropriate solution to meet the client's needs. Our designated project manager typically assumes overall initial project management responsibility during the development and implementation phases, overseeing the team assembled by us (which normally consists of a combination of our professionals, the client's staff, and other related personnel) to implement the project and coordinate the various hardware, software and other components required.

SOFTWARE PRODUCTS EXPERTISE We provide application software and other software products used to reduce development time and cut our clients' management and operating costs. We are familiar with many third-party software products for the industries we serve and on occasion we will utilize our own software tools for our clients' projects. We have developed a number of methodologies, templates, software applications, and tools which are used in various areas of the strategic planning, market analysis, business case, systems integration, project management, and software package integration/implementation aspects of our project work. These tools are used to decrease the time and reduce the cost required to implement a system, as well as increase reliability and reduce client risk associated with a particular project phase. Such tools include:

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

COMPUTER BASED TRAINING COMPACT DISKS FOR MICROSOFT'S PROJECT 2000. These disks provide basic, advanced, and project central level training for users of Microsoft Project 2000 and Project Central. These lessons are available via compact disks and are user controllable so the user can advance at his own pace.

     With the exception of the training software, these software tools have not been sold to the general public or to our client base.

     No patents or trademarks have been applied for these items as of the filing of this Report.

CHANGE MANAGEMENT AND TRAINING. As part of our services, it is often necessary that we assist the client company in adapting to new ways of doing things. Specifically, new ways of managing employees, new ways of viewing the company's objectives and goals and new ways of conducting operations. We believe that the maturity and capability of the client organization is a critical factor in the success or failure of the clients' project management. Whether it is a package implementation or a complex systems integration project, all stakeholders of the client are potentially affected. The failure of the users to properly utilize the system can mean the difference in whether or not the client obtains the benefits originally specified for the project. Our change management programs are designed to ensure the project's successful implementation by reducing resistance, along with expanding the client's understanding and commitment to the change necessitated by the project. We offer our clients a variety of training options in our project work. Our training programs can range from basic "train the trainer" programs for a new client system to sophisticated multi-media computer-based and web-based training programs that can be used for training the users of the system. Additionally, we have developed a comprehensive Microsoft Project training curriculum, with outlines, examples, lesson plans, etc. These training materials are owned by us and are constantly being refined to reflect best practices and the needs of clients.

     Our services in the education and training area include: the analysis of the audience to be trained; the development of executive education programs, including the linkage of performance measures to project goals; development of customized education courses; development of specific educational courses that highlight the business processes being implemented and explain their benefits; development of customized skills training programs; and development of new policies and procedures and the incorporation of these into training programs.

     We also offer our clients a variety of multi-media services focused on training and communication. These services delivered through our Creative Delivery Systems include multi-media training systems that utilize 2D and 3D graphics, custom video and audio, and all levels of animation. Our Creative Delivery Systems also design communication and training tools with delivery via various media such as video, diskette, CD-ROM, the Internet or the client's Intranet. Our multi-media application work extends to the development of Internet and Intranet applications.

Marketing  and  Sales  Strategy

     We utilize a relationship-selling model in most of our business areas. The critical component in this selling model is its project manager. Our project managers are responsible for growing and enhancing client relationships. By developing a thorough knowledge of the client's business, along with a close working relationship with the most senior members of the client's management team, our project managers are able to establish our company as a business partner with the client.

     By having a detailed knowledge of the mission, vision and strategy of our clients, we strive to be the preferred supplier of project management and business consulting services to each client. This thorough and detailed knowledge of the client's business is gained through the performance of project management assessments. Assessments are performed at the start of all consulting assignments. Detailed checklists are used to ensure that all areas of a client company are reviewed. Our trained staff gains knowledge about the client company through extensive interviews with the client and an examination of the client's project management tools and processes.

    Our sales organization is responsible for developing and qualifying leads which come to us from a variety of sources. These sources include the cold calling done by our sales team; leads from our employees; referrals from Microsoft; contacts from industry research organizations; leads generated by attendance at conferences and trade shows; leads from marketing efforts, telemarketing and advertising; and referrals from current and former clients. Additionally, all senior personnel are encouraged to maintain their own network of contacts to develop potential new business sources. We also participate in a number of software vendor and industry conferences and trade shows each year. These events serve to broaden our exposure and provide client feedback as our senior technical and management personnel participate in speaking engagements and other conference events.

     We have developed a revenue generating strategy approach based on software development, consulting, integration and consolidation. Our essential strategy is to do the following:

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

4) Continue to retain the rights to and resell new project management applications and integration tools developed from our client assignments.

5) Execute strategic alliance agreements with key international companies targeting project management software sales, integration, installation, processes and training focusing on the Fortune 1000 companies.

6) Develop new business intelligence products and services that use Microsoft's Sharepoint Portal software technology and integrate business information with enterprise project management systems.

7) Develop and maintain an affinity group of project management developers, management consultants and other professionals by offering an open consulting alliance network, supported by training, software application, and contract consulting work.

Software  Strategy

     1) Platform. We have conducted research and committed extensive time, energy, and resources to participating as a member of the Microsoft Project Partner Group. By participating as members of the Microsoft Project Partner Group, we keep our technical team current with the evolutionary development path of Microsoft Project. We participate as members of the Microsoft Project Partner Group by conducting presentations and demonstrations of Microsoft's tools and products to various potential customers, as requested by Microsoft. Microsoft Project is currently the most widely used project management software tool. As more companies and industries accept project management as a necessary business discipline, it will become more imperative that a stable platform be established where developers, managers and consultants have a common point of reference.

     We pay an annual Microsoft Project Partner fee of approximately $1,600.00 to be a Microsoft Certified Partner. Our Microsoft Certified Partner identification code is 565406. We believe that there are over 100 Microsoft Project Partners located throughout the world. The Microsoft Certified Partner Program is a recognized, worldwide program for independent companies that provide Microsoft-based IT services and products to corporate, government and small or medium-sized businesses. During 2003, we met the technical qualifications and were appointed a Microsoft Gold Partner. There are significantly fewer Microsoft Gold Partners than standard Certified Partners. Additionally, during 2003, Microsoft selected us as a "Premier Project Partner" of which there are only twenty-one worldwide. Partners skills must encompass a broad range of technical expertise, including specialized disciplines such as e-commerce, networking and collaboration. Microsoft Certified Partners must have at least 2 Microsoft Certified Professionals on staff or 1 software product that successfully completes one of the following software tests: designed for windows XP logo, Windows 2000 independently verified compatible or technical integration testing for Commerce Server 2000.

     2) Modules. We focus our time and resources on the development of project management software that enhances or expands the capabilities of Microsoft Project. We intend to continue to develop project management software and processes that improve managements ability to monitor projects throughout their organization. While we do not have a formal agreement with Microsoft to develop enhancements or expansion of the Microsoft Project software, it is our understanding that Microsoft encourages developers to develop tools that enhance Microsoft products.

    3) Applications. We believe that our consulting engagements will create resale opportunities for our products and services. We are building project management applications to meet the needs of clients, with the intention of using these highly specialized software modules as value added premiums to procure future business. We have developers and programmers to write project management programs. Our consulting agreements generally provide that all data, computer programs, systems and techniques written, invented, or made by us in the course of offering its consulting services will be jointly owned by us and the particular client. We do not intend to incorporate proprietary applications written from other sources in the development of our software tools and products.

     4) Consulting Strategy. Our experience has indicated that for every $1 spent on project management software, an estimated $5 to $10 will be spent on consulting, training and integration. Our goal is to simultaneously leverage our software strategy, to procure high value long term consulting and integration contracts and develop a reinforcing distribution application loop among our consultants and application developers.

      We have identified and developed modules to position our company to address the five fastest segments of project management which are listed below. It is our intention to use these modules to have developers and programmers write specific project management programs, with the intention of (i) reselling them as custom solutions over its project management outsourcing consulting network and (ii) licensing these new applications on an exclusive basis to sell its project management consulting services.

We believe the fastest growing segments of the project management market include:

         1) Improvement: For years, corporations have implemented various operational improvement projects such as business process re-engineering, ERP systems installation, and total quality management. In a March 2000 survey conducted by The Boston Consulting Group, of over one hundred executives responsible for enterprise improvement initiatives, relatively few companies reported that their initiatives had achieved significant value. In some cases, consulting firms are hired to identify and scope improvement opportunities, and then the implementation effort is turned over to a company's staff. In other cases, secondary consultants specializing in specific areas are brought in to implement strategies formulated by a primary consulting firm. Because of the secondary consultants involved, background information on how designs evolved may get lost and the implementation may not always adhere to the original vision.

     Transformation tools with the right functionality can dramatically reduce complexity and enhance the probability of a company's success. First, the project management tools should provide alignment and clarity so that all initiatives adhere to the same vision and changes are managed in a timely and cost efficient manner. Improvements in one area must be linked to operations in other areas. Coordination of related improvements across the various operating divisions of a company are required in order to quickly realize the potential for optimization. Second, projects must be prioritized and resources properly utilized to provide the greatest impact to the enterprise. Third, knowledge reuse must enable the sharing of best practices and the reduction of time-to-benefit. Fourth, a good reporting and monitoring mechanism is needed to keep senior management aware of status, decision points and provide early warning of issues or problems.

     2) Innovate - Product Development Constant business innovation is important for most companies. Product-driven organizations need to constantly improve and enhance their product portfolio. Companies dependent on new product revenue must not only continuously develop innovative products, but also must complete the development and market introduction in a shorter amount of time. Most successful companies use a structured product development process to reduce time-to market and to enable the application of a robust engineering methodology. Important issues to be addressed are the reduction in design iterations, the reuse of previous designs, adherence to company standards, and the readiness of executing organizations to roll out and support the new designs.

     3) Connect - Collaborative Commerce: While e-commerce addresses the quantitative aspect of web-based transactions, "collaborative commerce", or c-commerce, adds an important dimension by enabling dynamic collaboration among employees, business partners and customers throughout a trading community or marketplace. Studies made by the Gartner Group show that interaction costs account for about half of all labor costs in developed economies. Interaction can be both internal and external to an enterprise.

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

     4) Post-Merger Integration: Mergers and acquisitions are an essential ingredient of corporate strategy. However, recent research shows that only about half of these merged companies have succeeded relative to peers, and despite a growing body of experience, the success rate is not improving. Still, a handful of companies have demonstrated that high levels of success can indeed be achieved on a repeated basis, and this success contributes to superior overall performance. To realize the strategic intent and capture the business benefits of the merger or acquisition, business integration must be carefully executed. This may be the most complex transformation initiative with many decision-making issues: how to resolve the differences in business models, how to manage morale and productivity, how to capture knowledge in a fluctuating environment, and how to minimize resistance to new processes and organizational changes. Successful integrators understand the importance of aligning the strategic and operational goals of the combining businesses. This process requires a project management system that provides structured collaboration, secure user access control, accelerated decision-making, and detailed planning and monitoring. For companies who are actively acquiring other companies, or who are frequent participants in the acquisition process, the use of these project management systems is often a key success factor.

     5) Launching New Ventures: Launching new ventures is an important factor for organizations to sustain growth and to provide a substantial return on investment to stockholders. Recent new launches have been heavily represented by e-business activity, with many of the dot.coms floundering, and the brick-and-mortars once again gaining strength. However, the competitive landscape has been transformed by e-business, and traditional brick-and-mortars need to adapt to this reality to succeed. The new venture transformation process itself takes place in the form of new or joint ventures. In both scenarios, the creation of a new entity separate from the existing organization is the focal point. The new venture is a complex undertaking and needs to be managed like a large and complex project.

Potential  Revenue  Streams

     We intend to capitalize on the following revenue streams that will be developed as a result of providing project management products and services to Fortune 1000 companies. These may include, but not be limited to:

     -     Consulting  and  implementation  fees
     -     Software  licensing  fees
     -     Training  fees

We assess, prototype, design and configure Microsoft software to fit client needs. Significant issues often arise with interfaces to proprietary systems. We develop customized interfaces as a part of this service offering. Control and governance processes supporting the system are customized uniquely for each client. In-depth training is conducted to familiarize personnel with the functionality and features of the new software and processes. The companies listed below are several of the organizations that have used our services to assist them in implementing Microsoft Project based Enterprise Project Management Systems:

      M.D. Anderson Hospital

      Wal-Mart

      University of Texas, Health Science Center

      Halliburton

      Kerr McGee, Inc.

      American Management Systems, Inc.

      Varco, Inc.

      Devon Energy, Inc.

      Microsoft Consulting Services, Inc.

      AIM Funds, Inc.

      Cooper Cameron, Inc.

      Tyson Foods, Inc.

      Electronic Data Systems, Inc. (EDS) as subcontractor to Microsoft

      Royal Dutch/Shell Group of Companies as subcontractor to Microsoft

      Microsoft Corporation


Competition

      The consulting, information technology and outsourcing markets industry is extremely competitive and includes several companies which have achieved substantially greater market shares than we have, and have longer operating histories, have larger customer bases, have substantially greater financial, development and marketing resources than we do. Our competitors include large accounting, consulting and other professional service firms; information technology service providers and service groups of computer equipment. We also may compete with our clients themselves should a client choose to use its own resources, rather than engage an outside firm for the types of management and consulting services we provide.

Employees

     Including our president, Craig Crawford, we currently have twenty-five full time employees, five part time independent consultants. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months, unless the growth of our business demands it. We consider our relations with our employees to be good.

Transfer Agent

      Our transfer agent is Deposit Guaranty Insurance Corp., located at Route 1, Box 2374, 2452 Cliff Drive, Dickinson, TX 77539.

RISK FACTORS

You should carefully consider the following risks and the other information contained in this Annual Report. The price of our common stock could decline due to any of these risks, and you could lose all or part of your investment. You also should refer to the other information included in this Report, including the financial statements and related notes thereto. In addition, the risks described below are not the only ones facing us. We have described only the risks we consider material. However, there may be additional risks that we view as not material or of which we are not presently aware. If any of the events described below were to occur, our business, prospects, financial condition or results of operations or cash flow could be materially adversely affected. When we say that something could or will have a material adverse effect on it, we mean that it could or will have one or more of these effects.


RISKS RELATING TO OUR COMPANY:

1. We have had losses and such losses may continue, which may negatively impact our ability to achieve our business objectives.

      We had consulting revenue of $1,962,182 for the year ended December 31, 2003 compared to consulting revenue of $1,588,562 for the fiscal year ended December 31, 2002. However we had a net loss of $1,411,612 for the fiscal year ended December 31, 2003, 2003 compared to net loss of $697,848 for the fiscal year ended December 31, 2002. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether we will be able to continue expansion of our revenue. We have suffered recurring losses from operations and have a net working capital deficiency. These conditions raise substantial doubt by our auditors about our ability to continue as a going concern.

2. If we are unable to obtain additional funding, our business operations will be harmed. If we do obtain additional financing our then existing shareholders may suffer substantial dilution.

      We have anticipated that we will require up to approximately $1,700,000 to fund our continued operations for the next twelve months, depending on revenue from operations. We have secured a commitment for this amount through the sale of our Class B 4% Convertible Preferred Shares. If for any reason beyond our control, we do not receive the second tranche of $850,000, which has already been committed, then additional capital would be required to effectively support our operations and to otherwise implement our overall business strategy. There can be no assurance that financing would be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans which could cause our operating results to decline.

Any additional equity financing may involve substantial dilution to our then existing shareholders.

3. Our current and potential competitors, some of whom have greater resources and experience than we do, may develop products and offer services that may cause demand for, and the prices of, our products to decline.

      The consulting, information technology and outsourcing markets industry is extremely competitive and includes several companies which have achieved substantially greater market shares than we have, and have longer operating histories, have larger customer bases, have substantially greater financial, development and marketing resources than we do. Our competitors include large accounting, consulting and other professional service firms; information technology service providers and service groups of computer equipment. We also may compete with our clients themselves should a client choose to use its own resources, rather than engage an outside firm for the types of management and consulting services we provide. If overall demand for our services should decrease, it could cause or our operating results to decline.

4. If we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology in business is not as rapid as it has been we will not be able to successfully maintain our business operations.


Our success depends, in part, on our ability to develop and implement management and technology services and solutions that need to keep pace with rapid and continuing changes in technology, industry standards and client requirements. We may not be successful in anticipating these developments on a timely basis and we may not be successful in responding to changes in technology. Also, services, solutions and technologies developed by our competitors may make our service or management services uncompetitive or obsolete. Our business is also dependent, in part, upon continued growth in the use of technology in business by our clients and prospective clients and their customers. If we are unable to keep up with changing technology, overall demand for our consulting services could decrease which could cause or our operating results to decline.

5. Because we require our employees to have a high level of technology and computer skills, if we are unable to attract, retain and motivate our employees, we will not be able to compete effectively and will not be able to grow our business.

         Our success and ability to grow are dependent, in part, on our ability to hire, retain and motivate sufficient numbers of talented people with the increasingly diverse skills needed in the consulting and information technology markets. The inability to attract qualified employees in sufficient numbers to meet particular demands or the loss of a significant number of our employees could prevent us from growing our business which would prevent us from increasing our revenues.

6. If we fail to properly manage certain projects it may result in costs or claims against us which could cause us to lose money.

          Our project management engagements often involve large scale, highly complex projects involving computer networks and software programs utilizing leading technology. The quality of our performance on such projects depends in large part upon our ability to manage the relationship with our customers, and to effectively manage the project and deploy appropriate resources and our own personnel, in a timely manner. Any defects or errors or failure to meet clients' expectations could result in claims for substantial damages against us. Our contracts generally limit our liability for damages that arise from negligent acts, error, mistakes or omissions in rendering services to our clients. However, we cannot be sure that these contractual provisions will protect us from liability for damages in the event we are sued. In addition, in certain instances, we guarantee customers that we will complete a project by a scheduled date. As a result, we often have to make judgments concerning time and labor costs. If the project or network experiences a performance problem, we may not be able to recover the additional costs we will incur, which could exceed revenues realized from a project. Finally, if we miscalculate the resources or time we need to complete a project with capped or fixed fees, our operating results could seriously decline.

7. Our principal stockholders, officers and directors, if they exercise their right to convert their common stock into our Class A Preferred Stock, would own a controlling interest in our voting stock and investors will not have any voice in our management which could result in decisions adverse to our general shareholders.

      If our officers and directors exercise their right to convert their common stock into our Class A Preferred Stock, they would have the right to vote approximately 59.38% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval including:

      o     election of our board of directors;
      o     removal of any of our directors;
      o     amendment of our certificate of incorporation or bylaws; and
      o adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

      As a result of their ownership and positions, our directors and executive officers collectively would be able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

8. Because we are delinquent on our federal payroll taxes we may face penalties and fees.

      We currently owe approximately $395,000 in Federal payroll taxes. We believe we have accrued adequate amounts for penalties and interest for being delinquent in paying our Federal payroll taxes. We intend to try to work out a payment schedule with the Internal Revenue Service; however we can give no assurance that we will come to a settlement agreement or that we will not be required to pay penalties and fees.

RISKS RELATING TO OUR COMMON STOCK:

9. We may, in the future, issue additional shares of our common stock which would reduce investors percent of ownership and may dilute our share value.

      Our certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share. Our certificate of incorporation does authorize us to issue 5,000,000 shares of preferred stock of which we have already issued or commited to issue 1,700 shares of our Class B Preferred Shares. The future issuance of all or part of our remaining authorized common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

10. Our common stock is subject to the "penny stock" rules of the SEC and the Trading market in our securities is limited, which makes transactions in our Stock cumbersome and may reduce the value of an investment in our stock.

      The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

      o that a broker or dealer approve a person's account for transactions in penny stocks; and
      o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

      o obtain financial information and investment experience objectives of the person; and
      o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

      The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

      o sets forth the basis on which the broker or dealer made the suitability determination; and
      o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

      Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

      Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

11. We intend to register 12,850,000 shares of our common stock underlying our warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.

      As of April 10, 2004, we had 56,396,000 shares of common stock issued and Outstanding. We have warrants outstanding to purchase 12,850,000 shares of our common Stock and options outstanding to purchase 3,440,000 shares of our common stock. We intend to register 12,850,000 shares of our common stock underlying warrants. If such warrants are exercised in full and converted to shares of our common stock, our shareholders may experience a decline in the price of our common stock as such shares of common stock are sold into the open market.

12. Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

     We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.


Employees

     Including our president, Craig Crawford, we currently have twenty-five full time employees, five part time independent consultants. We do not foresee any significant changes in the number of employees or consultants we will have over the next twelve months, unless the growth of our business demands it. We consider our relations with our employees to be good.

Item 2. Properties.


      Our principal executive offices are located at 333 North Sam Houston Parkway East Suite 275, Houston, Texas, 77060, which consists of approximately 4,800 square feet which we rent under a 28 month subrental agreement for a monthly rental fee of approximately $4,800. We believe that our rented properties are adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities or other forms of property. We believe that our leased property is sufficient for our current and immediately foreseeable operating needs.


Item 3. Legal Proceedings.


      From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Except as disclosed below, we are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

      In April 2003, we were named as a defendant in a civil action initiated in the 53rd Judicial District of Travis County, Texas brought by Collective Technologies, LLC successor in interest to Collective Technologies, Inc. The complaint names several defendants including The Project Group, The Project Group, Inc., www.projectgroup.com and Pro Squared. The complaint concerns a collection suit brought by Collective Technologies claiming that we are obligated to repay a debt owed by Mediatrain. The Company has never had a business relationship with Collective and in the opinion of management and its litigation counsel, the suit has no basis. The claim is for an unspecified amount including actual damages, punitive damages, interest, and attorney's fees. As of the date of this filing our counsel is still providing information to, and requesting information from, the claimant.

      Mr. Brian Wilson, a former employee and contractor of Pro Squared, Inc., has claimed with the Texas Workforce Commission that Pro Squared, Inc. did not properly pay him during his employment. The total amount of his initial claim was approximately $94,889; however, in subsequent administrative reviews this amount was reduced to approximately $30,000 by The Texas Workforce Commission under their interpretation of the Texas Payday law. A decision was entered by the Texas Work Force Commission in April 2004 finding no liability for unpaid wages and dismissing the case.


Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II


Item 5. Market for Common Equity and Related Stockholders Matters.

The Company's Common Stock was traded on the OTC Bulletin Board under the symbol "GBBV" and in May 2003, commenced its trading under its new symbol "PJTG. The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs, and commissions and may not necessarily represent actual transactions.

                                         Common Stock
                                         ------------
PERIOD                                HIGH             LOW
--------                              ----             ---

Calendar Year 2002
----------------------------
Quarter ending March 31, 2003       $0.21            $0.20
Quarter ending June 30, 2003        $0.20            $0.12
Quarter ending September 30, 2003   $0.13            $0.08
Quarter ending December 31, 2003    $0.12            $0.05


Calendar Year 2003(*)
-------------------
Quarter ending March 31, 2003       $0.05            $0.05
Quarter ending June 30, 2003        $0.51            $0.02
Quarter ending September 30, 2003   $0.74            $0.25
Quarter ending December 31, 2003    $0.34            $0.11


(*) In March 2003 the Company effectuated a 2:5 for 1 reverse split of its common stock and in October 2003, the Company effectuated a 2 for 1 forward stock split of its common stock.

(ii) Holders


     At April 10, 2004 there were 56,396,000 shares our common stock outstanding which were held by approximately 130 stockholders of record.

(iii) Dividends

Holders of common stock are entitled to receive such dividends as the board of directors may from time to time declare out of funds legally available for the payment of dividends. No dividends have been paid on our common stock, and we do not anticipate paying any dividends on our common stock in the foreseeable future.

(iv) Recent Sales of Unregistered Securities

Recent  Sales  of  Unregistered  Securities

      On October 6, 2003, we effectuated a forward split of the Company's common stock on a 2:1 basis. As such, shares were issued pursuant to the forward stock split. All new shares have the same par value, voting rights and other rights as old shares. In the fourth quarter of the fiscal year ended December 2003, we issued a warrant to Frederick Huttner for the purchase of 300,000 shares at $.125 per share which warrant was subsequently exercised. We believe this offering was deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made only to accredited investors, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.

Item 6. Management's Discussion and Analysis or Plan of Operation.

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

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements included herein and our consolidated financial statements, and the financial statements of Pro Squared, Inc., at December 31, 2002 included in their respective Forms 10-KSB and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

For the year ended December 31, 2003

(i) We have raised funds in 2003 through the issuance of shares of our common stock, borrowing and by factoring our accounts receivable. On March 9, 2004, we entered into a Selling Agent Agreement with First Montauk Securities, Inc. ("First Montauk") to assist us in the sale of our Class B 4% Convertible Preferred Stock. We entered into Securities Purchase Agreements with investors for the Sale of 1,700 Class B 4% Preferred Shares for an aggregate purchase price of $1,700,000. Each share of the Class B Convertible Preferred Stock is convertible into 7,692 shares of our Common Stock. In addition, we issued warrants to the investors to purchase an aggregate of 11,050,000 shares of our Common Stock at an exercise price of $.25 per share. The warrants have a term of three years and the exercise price is also subject to adjustment if there are certain capital adjustments or similar transactions, such as a stock split or merger.

We continue to closely monitor our expenses versus revenues, and reduce head-count and salaries when revenues decrease. Our management believes that projected increased revenues will result in our achieving profitable operations in 2004.

Our current level of gross consulting revenues is approximately $200,000 to $300,000 per month, trending upwards. It is our intention to continue expanding our operations through increased brand name recognition, through client referrals and through continued quality customer service. We anticipate funding from the March financing arrangement, continued financing of accounts receivable and cash generated from projected operations should provide for our cash needs in 2004. However we can give no assurance that we will be able to maintain our current operating levels and no assurance that we will be able to expand operating levels. We have not established a limit as to the amount of debt we may incur and we have not adopted a ratio of our equity to a debt allowance. If we need to obtain additional financing, the financing may not be available from any source, or may not be available on terms acceptable to us.

As of December 31, 2003, we had cash available of $37,992 and total current assets of $336,585. At December 31, 2003 we had total current liabilities of $1,014,920 with our shareholders' deficit at $632,566. For the period ended December 31, 2003 we incurred total general and administrative expenses of $2,486,982 which included, but were not limited to, wage payments, financial/business consultant fees, office rent, legal and accounting services, travel and related expenses, general liability insurance expenses and allowances for doubtful receivables. For the fiscal year ended December 31, 2003, we generated consulting revenue of $1,962,182 of which the cost of sales to generate such revenue was $733,775 plus additional expenses resulting in a net loss as of December 31, 2003 of $1,411,612. We had 47,282,942 weighted shares outstanding with a basic and diluted loss per share of $0.03 for the year ended December 31, 2003.

(ii) We continue to develop internal software tools to facilitate delivery of our consulting services and to provide training for using Microsoft Project Software.

(iii) We do not expect to purchase or sell any manufacturing facilities or significant equipment over the next 12 months.

Sales

Our sales operations primarily consist of a representative in Seattle, Washington working with Microsoft's headquarters, a regional vice president in Wilmington, Delaware, focusing on the Northeast, a manager in the Houston office who focuses on the Texas market, a Regional Director in the Dallas-Fort Worth Texas area, a Regional Director in the Great Lakes Area, and our consulting staff who develop and qualify leads which come to us from a variety of sources. These sources include the cold calling done by our sales team; leads from our employees; referrals from Microsoft Corporation; contacts from industry research organizations; leads generated by attendance at conferences and trade shows; leads from marketing efforts, telemarketing and advertising; and referrals from current and former clients. Additionally, all senior personnel are encouraged to maintain their own network of contacts to develop potential new business sources.

Liquidity

Our current level of gross consulting revenues is approximately $200,000 to $300,000 per month, trending upwards. It is our intention to continue expanding our operations through increased brand name recognition, through client referrals and through continued quality customer service. We anticipate that proceeds from the March convertible preferred stock financing arrangement, continued financing of accounts receivable and cash generated from projected operations should provide for our liquidity needs in 2004, including the need for working capital to service increased consulting revenue with its resultant personnel and equipment costs.

During 2003, we issued warrants to purchase common stock in lieu of cash for services provided by consultants and bonuses in the form of common stock to certain employees, resulting in a non-cash expense of $467,180 during 2003.

Warrants to purchase common stock were exercised during 2003, resulting in proceeds to us of $572,500, and notes payable of $ 98,000 were converted into common stock.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect our liquidity.

Results of Operations

Our fiscal year ended December 31, 2003 compared to the fiscal year ended December 31, 2002

We saw an increase in sales for 2003, to the highest revenue level experienced in our short history. Consulting revenue increased by approximately $370,000 in 2003 compared to 2002, to a total of $1,962,182. New customers, additional work for existing customers, and higher rates per hour for consulting services were the primary causes for the increase.

Cost of consulting revenue, as a percentage of consulting revenue, decreased by 4.3% for 2003, compared to the similar ratio for 2002, primarily due to increased hourly rates for client consulting service without a corresponding increase in our labor costs.

General and Administrative

Total General and Administrative costs increased by $973,803 in 2003 to a total of $2,486,982 compared with $1,513,179 in 2002.

Salaries and benefits increased by approximately $175,000 in 2003, compared with 2002. The primary factors include costs associated with a new sales director in 2003 that is not in 2002, and additional personnel employed for increased business development activities and technical support that were added later in fiscal 2002 and in 2003. These increases are partially offset by increased utilization of personnel on customer projects.

Professional and consulting fees increased by approximately $360,000 in 2003 compared to 2002. The increase reflects costs associated with the reverse acquisition of Global Boulevard International, Inc. and increased use of consultants for business services.

General and administrative travel increased approximately $106,000 for 2003, compared with the same period in 2002. This primarily reflected the hiring of additional sales personnel based in Dallas, Texas and Seattle, Washington and related travel costs, plus costs associated with other business development.

General and administrative, other increased approximately $250,000 in 2003 compared to 2002. This reflects costs associated with additional administrative personnel during 2003 (telephone, insurance, supplies, other), printing and depreciation expense on assets added during the latter part of 2002, and additional accruals for penalties and interest on unpaid taxes.

Interest Expense increased from approximately $136,352 in 2002, to $153,037 in 2003. Increased use of our factoring agreement to finance larger receivables and increased interest rates resulted in increased interest costs.

We are not aware of any material trend, event or capital commitment, which would potentially adversely affect liquidity. In the event such a trend develops, we believe that we will have sufficient funds available to satisfy working capital needs through lines of credit and the funds expected from equity sales.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN No. 46") as superseded in December 2003 by FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities--an interpretation of ARB 51 ("FIN No. 46R"). FIN No. 46R requires the primary beneficiary of a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. FIN No. 46R is applicable for the Company starting February 1, 2004. We do not expect the adoption of FIN No. 46R to have a material impact on our financial condition or results of operations.


In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not impact our financial position, cash flows or results of operations.


In December 2003, the SEC issued SAB 104. This staff accounting bulletin revises or rescinds certain sections of SAB 101, which gives interpretation guidance about revenue recognition. SAB 104 makes the interpretive guidance of SAB 101 consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 in the fourth quarter of fiscal 2004 did not impact our financial position, cash flows or results of operations.

IMPACT OF INFLATION

     Inflationary factors have not had a significant effect on our operations.

Item 7. Financial Statements

                             THE PROJECT GROUP, INC.

TABLE OF CONTENTS

                                                                   PAGE

Independent Auditor's Report                                      F - 1

Consolidated Balance Sheet as of December 31, 2003                F - 2

Consolidated Statements of Operations for the Years ended
   December 31, 2003 and 2002                                     F - 3

Consolidated Statements of Shareholders' Deficit for the
   Years ended December 31, 2003 and 2002                         F - 4

Consolidated Statements of Cash Flows for the Years ended
   December 31, 2003 and 2002                                     F - 5

Consolidated Notes to the Financial Statements                F - 6 to F - 14

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
The Project Group, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of The Project Group, Inc. (a Texas Corporation) as of December 31, 2003 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Project Group, Inc. as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                            Thomas Leger & Co., L.L.P.

March 26, 2004
Houston, TX

                             THE PROJECT GROUP, INC
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003
--------------------------------------------------------------------------------


                               ASSETS

CURRENT ASSETS
  Cash                                                              $    37,992
  Accounts receivable, net of allowance of $75,000                      237,671
  Unbilled receivable                                                    12,911
  Prepaid expenses                                                       48,011
                                                                    -----------

  Total current assets                                                  336,585
                                                                    -----------

  Computers and equipment, net                                           25,603
  Software development, net                                              20,166
                                                                    -----------

TOTAL ASSETS                                                        $   382,354
                                                                    ===========

               LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

  Accounts payable                                                  $   114,622
  Accrued liabilities                                                   730,668
  Note payable                                                          159,717
  Accrued interest payable                                                9,913
                                                                    -----------

  Total current liabilities                                           1,014,920
                                                                    -----------

SHAREHOLDERS' DEFICIT

  Preferred stock, par value $.001, 5,000,000
      shares authorized, none issued                                         --
  Common stock, par value $.001, 100,000,000
      shares authorized, 55,796,000 shares issued
      and outstanding                                                    55,796
  Paid-in capital                                                     1,459,384
  Accumulated deficit                                                (2,147,746)
                                                                    -----------

  Total shareholders' deficit                                          (632,566)
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                         $   382,354
                                                                    ===========


                     The accompanying notes are an integral
                      part of these financial statements.

                             THE PROJECT GROUP, INC
                  CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                           2003                  2002
                                                       ------------        ------------
CONSULTING REVENUE                                     $  1,962,182        $  1,588,562

COST OF CONSULTING REVENUE                                  733,775             661,941
                                                       ------------        ------------

GROSS PROFIT                                              1,228,407             926,621
                                                       ------------        ------------

GENERAL AND ADMINISTRATIVE
  General and administrative, other                         420,077             170,347
  Salaries and benefits                                   1,081,676             907,063
  Professional and consulting fees                          620,454             260,380
  Bad debt expense                                          175,794              93,264
  Travel and entertainment                                  188,981              82,125
                                                       ------------        ------------

  Total general and administrative                        2,486,982           1,513,179
                                                       ------------        ------------

  Loss from operations                                   (1,258,575)           (586,558)

OTHER (INCOME) EXPENSE
  Interest expense                                          153,037             136,352
  Recovery of receivables previously written off                 --             (20,929)
                                                       ------------        ------------

  Loss before income taxes                               (1,411,612)           (701,981)

INCOME TAX PROVISION                                             --               4,133
                                                       ------------        ------------

  NET LOSS                                             $ (1,411,612)       $   (697,848)
                                                       ============        ============

  Basic and diluted loss per share                     $      (0.03)       $      (0.02)
                                                       ============        ============

  Basic and diluted  weighted average
     shares outstanding                                  47,282,942          41,763,986
                                                       ============        ============

                     The accompanying notes are an integral
                      part of these financial statements.

                             THE PROJECT GROUP, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                              Paid                       Stock
                                                     Common Stock              In        Accumulated  Subscription
                                                 Shares        Amount        Capital       Deficit     Receivable       Total
                                               -----------   -----------   -----------   -----------   -----------   -----------
Balance at January 1, 2002, adjusted
  for subsequent stock splits                   35,800,032   $    35,800   $    66,754   $   (38,286)  $   (17,700)  $    46,568
Stock issued for services                        1,312,000         1,312        80,664            --            --        81,976
Shareholders' loans converted to stock           1,200,000         1,200        13,800            --            --        15,000
Payable to shareholders converted to stock       8,055,381         8,055       125,804            --            --       133,859
Stock issued for cash                              868,000           868        43,632            --            --        44,500
Cash received                                           --            --            --            --        11,250        11,250
Reduction in accounts payable                           --            --            --            --         3,841         3,841
Net loss                                                --            --            --      (697,848)           --      (697,848)
                                               -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2002                    47,235,412        47,235       330,654      (736,134)       (2,609)     (360,854)
                                               -----------   -----------   -----------   -----------   -----------   -----------

Issuance of common stock and recapitalization
   in reverse acquisition transaction           (2,979,412)       (2,979)        2,979            --            --            --
Shareholders' loans converted to stock           3,920,000         3,920        94,080            --            --        98,000
Stock Issued for services                        2,220,000         2,220       467,180            --            --       469,400
Stock issued on exercise of warrants             5,400,000         5,400       567,100            --            --       572,500
Stock subscription receivable written off               --            --        (2,609)           --         2,609            --
Net loss                                                --            --            --    (1,411,612)           --    (1,411,612)
                                               -----------   -----------   -----------   -----------   -----------   -----------

Balance at December 31, 2003                    55,796,000   $    55,796   $ 1,459,384   $(2,147,746)  $        --   $  (632,566)
                                                ==========   ===========   ===========   ===========   ===========   ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                             THE PROJECT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
--------------------------------------------------------------------------------

                                                                       2003                2002
                                                                    -----------        -----------
OPERATING ACTIVITIES
  Net loss                                                          $(1,411,612)       $  (697,848)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                                          23,900             14,637
  Stock issued for services                                             469,400             81,976
  Payables converted to stock                                                --            133,859
  Consulting agreement settlements                                           --            164,000
  (Increase) decrease in assets:
    Accounts receivable                                                 191,462           (338,419)
    Unbilled receivable                                                  19,207              9,999
    Note receivable                                                          --             65,285
    Prepaid expense and other current assets                            (23,495)            (4,236)
  Increase (decrease) in liabilities:
    Accounts payable and deferred revenue                               (47,875)           200,197
    Accrued liabilities and interest payable                            512,116            (68,475)
    Income taxes                                                             --             (4,133)
                                                                    -----------        -----------

    Net cash used in operating activities                              (266,897)          (443,158)
                                                                    -----------        -----------

INVESTING ACTIVITIES
  Purchase of fixed assets                                              (24,171)           (60,135)
                                                                    -----------        -----------

    Net cash used in investing activities                               (24,171)           (60,135)
                                                                    -----------        -----------

FINANCING ACTIVITIES
    Proceeds from shareholder loans                                          --             65,000
    Payment of notes payable to shareholder                             (35,007)           (14,993)
    Checks drawn in excess of bank balances                              (8,887)             8,887
    Proceeds from issuance of common stock                                   --             44,500
    Proceeds from exercise of warrants                                  572,500                 --
    Net proceeds (payments) from issuance of note payable              (199,546)           311,009
    Stock subscriptions received                                             --             11,250
                                                                    -----------        -----------

Net cash provided by financing activities                               329,060            425,653
                                                                    -----------        -----------

INCREASE (DECREASE) IN CASH                                              37,992            (77,640)
CASH AT BEGINNING OF PERIOD                                                  --             77,640
                                                                    -----------        -----------
CASH AT END OF PERIOD                                               $    37,992        $        --
                                                                    ===========        ===========

SUPPLEMENTAL INFORMATION
  Interest paid                                                     $   162,132        $   111,593
  Common stock issued:
      In exchange for payables to shareholders                               --            133,859
      In exchange for shareholders' loans                                98,000             15,000
      For services                                                           --             81,976
  Reduction of common stock and increase in paid-in-capital
      for recapitalization in reverse acquisition transaction            (2,979)                --
  Conversion of consulting contract to note payable                          --             98,000
  Payable from consulting agreement settlement                               --             66,000
  Reduction in subscriptions receivable                                      --              3,841
  Subscriptions receivable written off and reduction
      in paid-in-capital                                                  2,609                 --

                     The accompanying notes are an integral
                       part of these financial statements.

                             THE PROJECT GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


1.  ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND ORGANIZATION

Pro Squared, Inc. was organized on July 24, 2001.

During March 2003, Global Boulevard International, Inc. ("Global") acquired substantially all of the issued and outstanding common shares of Pro Squared, Inc. ("Pro Squared") from its shareholders in a reverse merger. As consideration for the Pro Squared common shares, Global issued and exchanged 39,776,400 (after stock splits) shares of its common stock for 99.5% of Pro Squared's outstanding common stock. As a result, Pro Squared is substantially a wholly-owned subsidiary of Global.

The name of Global was changed to The Project Group, Inc. ("The Project Group").

The historical financial statements prior to the merger herein presented are those of Pro Squared.

In May 2003, the Company effected a one-for-two and a half (1:2.5) reverse stock split of its common stock, and in October 2003 a two-for-one (2:1) stock split. All share and per share amounts are adjusted for all stock splits unless otherwise noted.

The Company provides project management and integration consulting services throughout the United States.

BASIS OF PRESENTATION

The accompanying consolidated financial statements of The Project Group, Inc. ("the Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and include the financial results of its substantially wholly-owned subsidiary. All necessary adjustments to eliminate intercompany transactions have been reflected in the statements.


REVENUE RECOGNITION

Consulting revenue is recognized as services are performed. Contracts are based on hourly rates, are cancelable by either party and do not contain any refund provisions. The Company does not have any fixed price long-term contracts. The Company believes that revenue is recorded in accordance with Securities and Exchange Commission Staff Accounting Bulletin 101, "Revenue Recognition."


CASH AND CASH EQUIVALENTS

For purposes of the statement of cash flows, the Company considers all short-term securities purchased with maturity of three months or less to be cash equivalents.

                             THE PROJECT GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ACCOUNTS RECEIVABLE

The Company utilizes the allowance method for determining the collectibility of its accounts receivable. The allowance method recognizes bad debt expense following a review of the individual accounts outstanding in light of the surrounding facts. Accounts receivables are reported at their outstanding unpaid principal balances reduced by an allowance for doubtful accounts based on historical bad debts, factors related to specific customers' ability to pay and economic trends. The Company writes off accounts receivables against the allowance when a balance is determined to be uncollectible.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, or the shorter of the useful lives.

Routine repairs and maintenance costs are charged to operations as incurred while the costs of significant improvements are capitalized. The major class of property and equipment was computers and equipment of $36,966. Depreciation expense for the year ended December 31, 2003 and 2002 was $7,361 and $4,002, respectively. Accumulated depreciation for the year ended December 31, 2003 and 2002 was $11,363 and $4,002, respectively.

INTANGIBLES

The Company has adopted Statements of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets." Intangibles consist primarily of software development in the amount of $47,339 at December 31, 2003. Amortization expense for the year ended December 31, 2003 and 2002 was $16,538 and $10,635, respectively. Accumulated amortization for the year ended December 31, 2003 was $27,173.

INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. The difference between the financial statement and tax basis of assets and liabilities is determined annually. Deferred income tax assets and liabilities are computed for those differences that have future tax consequences using the currently enacted tax laws and rates that apply to the periods in which they are expected to affect taxable income. Valuation allowances are established, if necessary, to reduce the deferred tax asset to the amount that will assure full realization. Income tax expense is the current tax payable or refundable for the period plus or minus the net change in the deferred tax assets and liabilities.

                             THE PROJECT GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

Stock compensation expense for stock granted to non-employees has been determined in accordance with SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of the equity instruments issued whichever is more reliably measured.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosure. Accordingly, actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications were made to previously reported amounts in the accompanying financial statement and notes to make them consistent with the current year presentation.

FAIR VALUE DISCLOSURE AT DECEMBER 31, 2003

The carrying value of cash, accounts receivable, accounts payable, accrued liabilities and notes payable are reasonable estimates of their fair value because of short-term maturity.

CONCENTRATIONS OF CREDIT RISK AND MAJOR CUSTOMERS

Consulting revenues are derived from various customers who generally are not required to provide collateral for amounts owed to the Company and are dispersed over a wide geographic area.

For the years ended December 31, 2003 and 2002, the following customers accounted for revenues greater than 10%:

                              2003               2002
                              ----               ----
Customer A                    44%                 10%
Customer B                     -                  23%
Customer C                     9%                 21%
Customer D                    13%                 --

No other customers accounted for more than 10% of revenue during the years then ended.

                             THE PROJECT GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

Basic loss per share is computed by dividing the net loss available to common shareholders by the weighted average of common shares outstanding during the year. Diluted per share amounts assume the conversion, exercise, or issuance of all potential common stock instruments unless the effect is anti-dilutive, thereby reducing the loss or increasing the income per common share. As described in Note 7, at December 31, 2003, the Company had outstanding the right to purchase 1,690,000 and 2,600,000 shares of Common Stock under options and warrants. At December 31, 2002, the Company had outstanding rights to purchase 800,000 and 2,000,000 shares of Common Stock under options and warrants, respectively. Because the Company incurred losses in 2003 and 2002, the inclusion of those potential common shares in the calculation of diluted loss per share would have an anti-dilutive effect; therefore, basic and diluted per share amounts were the same in each of 2003 and 2002.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN No. 46") as superseded in December 2003 by FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities--an interpretation of ARB 51 ("FIN No. 46R"). FIN No. 46R requires the primary beneficiary of a variable interest entity ("VIE") to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the equity investors do not have a controlling interest, equity investors participate in losses or residual interests of the entity on a basis that differs from its ownership interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from the other parties. FIN No. 46R is applicable for the Company starting February 1, 2004. We do not expect the adoption of FIN No. 46R to have a material impact on our financial condition or results of operations.


In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not impact our financial position, cash flows or results of operations.


In December 2003, the SEC issued SAB 104. This staff accounting bulletin revises or rescinds certain sections of SAB 101, which gives interpretation guidance about revenue recognition. SAB 104 makes the interpretive guidance of SAB 101 consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The adoption of SAB 104 in the fourth quarter of fiscal 2004 did not impact our financial position, cash flows or results of operations.

                             THE PROJECT GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


1. ORGANIZATION & SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and has experienced cash flow problems. This raises questions as to the ability of the Company to expand as its customers require additional service. The Company has completed a financing arrangement for $1,700,000 before offering costs through the sale of convertible preferred stock, with additional amounts which may be raised through the exercise of related warrants (See Note 8. Subsequent Events). The Company is also pursing a strategy to raise additional working capital through the financing of accounts receivable or working capital loans. Efforts to increase the volume of consulting services resulted in significant new business during the latter part of the first quarter of 2004, with further increases in consulting revenues anticipated for the remainder of the year. The Company believes this increased revenue level should result in profitability during 2004.

2.  ACCOUNTS RECEIVABLE PURCHASE AGREEMENT

In October 2002, the Company entered into an accounts receivable purchase agreement with a shareholder (Factor). The agreement allows for acceptable accounts receivable to be sold and assigned to the Factor. The Factor may then hold back payment of an amount equal to 10-30 percent of the gross face amount sold. At December 31, 2003, the outstanding accounts receivable sold was $220,455 and the related note payable was $159,717. Under the arrangement, the Company pays a fee of 3-10% of the accounts receivable sold, depending on when the receivable is collected by the Factor and approximates a 51% interest rate on the outstanding balance. The Company sells a significant portion of its accounts receivable and collects the remainder in the ordinary course of business.

3.  LEASE

Through January 2004, the Company leased its office space under a month-to-month agreement with a shareholder. Rental expense under the agreement was $28,400 and $18,000, respectively, for the years ended December 31, 2003 and 2002. Effective January 2004, the Company terminated the office lease with the shareholder. The Company executed a 28 month sub-lease for office space and equipment with a third party for $ 4,800 per month beginning January 16, 2004.

4.   INCOME TAXES

The following table sets forth a reconciliation of the statutory federal income tax for the years ended December 31, 2003 and 2002.

                             THE PROJECT GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


4.   INCOME TAXES
(CONTINUED)

                                                                2003              2002
                                                             -----------      -----------
          Loss before income taxes                           $(1,411,612)     $  (701,981)
                                                             ===========      ===========
          Income tax benefit computed at statutory rates     $  (479,948)     $  (238,674)
          Permanent differences, nondeductible expenses           56,278            1,558
          Increase in valuation allowance                        445,527          245,691
          Other                                                  (21,857)         (12,708)
                                                             -----------      -----------

          Tax Benefit                                        $        --      $    (4,133)
                                                             ===========      ===========


No federal income taxes have been paid since inception of the Company. The Company files a consolidated tax return with its subsidiary and has a net operating loss carryforward of approximately $1,642,000 which will expire in 2021 through 2023. The Company's net operating loss carryforwards may be subject to annual limitations, which could reduce or defer the utilization of the loss as a result of ownership change as defined in section 382 of the Internal Revenue Code.

DEFERRED INCOME TAXES

The net deferred tax assets that would result from use of net operating loss carryforwards have been fully reserved for in the financial statements.

The tax effects of the temporary differences between financial statement income and taxable income are recognized as a deferred tax asset and liability. Significant components of the deferred tax asset and liability as of December 31, 2003 and 2002 are set out below.

                                                                        2003           2002
                                                                      ---------      ---------
          DEFERRED TAX ASSETS
              Net operating loss carry forward                        $ 558,379      $ 272,318
              Valuation allowance                                      (691,218)      (245,691)
              Conversion to cash basis for tax reporting purposes       132,839             --
                                                                      ---------      ---------
          Total deferred tax asset                                           --         26,627
                                                                      ---------      ---------
          DEFERRED TAX LIABILITY

              Conversion to cash basis for tax reporting purposes            --         26,627
                                                                      ---------      ---------
          Net deferred tax liability                                  $      --      $      --
                                                                      =========      =========

                             THE PROJECT GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


5.   COMMITMENTS AND CONTINGENCIES

CONSULTING AGREEMENTS

The Company entered into a three year consulting arrangement with an individual dated July 31, 2001, which was amended January 1, 2002. The arrangement provides for payments of $5,000 per quarter beginning March 31, 2002. Additional payments of $7,500 and $10,000 per month are required upon reaching certain revenue goals as set out in the agreement. The Company will expense the above fees as services are provided. For the years ended December 31, 2003 and 2002, the individual waived all payments.

In addition, in 2001 the Company granted the individual options to purchase 400,000 shares of Common Stock at a purchase price of $.156 per share; the options shall vest once the Company has obtained annual revenues of $5,000,000 over a twelve (12) month period. Also the Company granted the individual options to purchase 400,000 shares of Common Stock of the Company at a purchase price equal to $.3125 per share; these options shall vest once the Company has obtained annual revenues of $10,000,000 in aggregate over a twelve (12) month period. The Company calculated the fair market value of the options using the Black-Scholes options pricing model and determined that the fair market value was not material.

PAYROLL TAX LIABILITY

The Company owes approximately $395,000 in payroll taxes for 2003. Management has recorded as a liability its best estimate of penalties and interest associated with these payroll taxes. The Company is in preliminary stages of negotiations with the Internal Revenue Service regarding payment of the liability.

LITIGATION

The Company is involved in legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company's financial position or results of operations.

6.   NOTES PAYABLE TO SHAREHOLDERS

On December 31, 2002, the Company entered into a promissory note payable of $98,000 with a shareholder of the Company as payment owed in connection with the buy-out of a consulting agreement originally dated June 15, 2001. On May 28, 2003, the Company approved a resolution modifying the terms of the note payable. The warrants previously issued were modified to reflect an exercise price of $0.11 per share for the purchase of 1,000,000 pre-split shares of the Company's stock. On May 28, 2003, the Company calculated the fair market value of the warrants using the Black-Scholes option pricing model and determined that the fair market value was not material. The warrants were exercised during 2003.

During 2003, the shareholder converted the note into 3,920,000 shares of the Company's common stock.

                             THE PROJECT GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


7.   WARRANTS, OPTIONS AND STOCK ISSUED FOR SERVICES


                                                  Number of Shares      Exercise Price
                                                  ----------------      --------------
Warrants
   December 31, 2002 (as modified and
           Adjusted for stock splits)                2,000,000            $.055
   Granted during 2003                               6,600,000            $.125
   Exercised during 2003                             6,000,000            $.055-$.125
                                                    ----------
December 31,2003                                     2,600,000            $.125
                                                    ----------

Options
   December 31,2002 (as modified and
           Adjusted for stock splits)                  800,000            $.156-$.312 (avg $.234)
   Granted during 2003                                 890,000            $.125
                                                    ----------
   December 31,2003                                  1,690,000            $.125-$.312(avg $.177)
                                                    ----------


During the third quarter 2003, warrants to purchase 6,600,000 post-split shares at $ .125 per share and 1,440,000 post-split shares of common stock were issued to employees and consultants for compensation and services. The Company calculated the fair market value of the warrants using the Black-Scholes option pricing model. The Company amortized the warrant expense over the service period of the consulting agreements. All the warrants were exercised or expired by January 31, 2004.

During August 2003, options to purchase 890,000 shares of common stock at an exercise price of $.125 per share were issued to officers and employees (10 individuals). The options expire August 31, 2008.

8.   SUBSEQUENT EVENTS

On March 4, 2004, the Company finalized an agreement for the purchase of 1,700 shares of the Company's newly created 4% Series B Convertible Preferred Stock for $1,700,000. Each $1,000 preferred share can be converted into 7,692 shares of the Company's common stock. During March 2004, the first $850,000 was received and 850 shares of preferred stock and warrants to purchase 11,050,000 shares of common stock at $.25 were issued to the investors. Warrants to purchase 1,100,000 shares of common stock at $.25 were issued to the selling agent and warrants to purchase 700,000 shares of common stock at $.20 were issued to consultant/attorney. The warrants have a term of four years. The Company has agreed to register the underlying shares under a Form SB-2 registration statement. There are penalties for not meeting timely filing and effectiveness deadlines. Net proceeds from the first tranche, including all necessary accruals for the required registration and lock up fees, was approximately $500,000. The second $850,000 is scheduled to be received five days after the effective date of the Registration Statement; additional net proceeds should be approximately $730,000.

                             THE PROJECT GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


8.   SUBSEQUENT EVENTS
(CONTINUED)


As required by the agreement, the Company entered into an employment agreement with Craig Crawford as President and Chief Executive in March 2004. The term of the agreement is through February 2007, and includes a base salary of $144,000 per annum. The employee agreement includes significant penalties for early termination of employment or change in control of the Company.

During January 2004, warrants to purchase 600,000 shares of common stock were exercised for $75,000, and warrants to purchase 2,000,000 shares of common stock expired unexercised.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) Identity of our current directors and executive officers.


       Name                 Age        Positions  and  Offices  Held
  -----------------        -----       -------------------------------
  Craig  Crawford           50          President, Chief Executive Officer,  and
  333 North Sam Houston                 Chief Financial Officer and Director
  Parkway East, Suite 275
  Houston,  TX  77060

  William  H.  Moebius      72          Chairman and Director
  333 North Sam Houston
  Parkway East, Suite 275
  Houston,  TX  77060

  John  Winchester          56          Senior Vice President and Director
  333 North Sam Houston
  Parkway East, Suite 275
  Houston,  TX  77060

  Emmett  R. McCoppin, Sr.  47          Vice President, Chief Technology Officer
  333 North Sam Houston                 and  Director
  Parkway East, Suite 275
  Houston,  TX  77060

  Sean  Hanson              43          Director, Treasurer and Secretary
  333 North Sam Houston
  Parkway East, Suite 275
  Houston,  TX  77060


     Our directors hold office until the next annual meeting of our shareholders or until their successors are duly elected and qualified. Set forth below is a summary description of the principal occupation and business experience of each of our directors and executive officers for at least the last five years.

      Craig Crawford, has served as our President, Chief Executive Officer, Chief Financial Officer and director since March 26, 2003 and has served as the President, Chief Executive Officer, Chief Financial Officer and Director of Pro Squared, Inc., our subsidiary, since its inception in July 2001. Mr. Crawford brings over twenty five years of experience in the management of operations in the process and construction industries, marketing and finance. From July 1997 to May 2001, Mr. Crawford served as the president of Genisys Information Systems, Inc. a software consulting company and from 1995 to 1997 Mr. Crawford served as Vice President, Western Region, for IST, Inc. a $65 million specialty welding and mechanical contracting company. Prior to 1995 Mr. Crawford was a Vice President, Western Region, for Serv-Tech, Inc. and has served in Senior Management positions from operations to finance at Rice University, Brown and Root, Inc. and Goodwin Dannenbaum Littman and Wingfield, Inc. From 1971 to 1973 Mr. Crawford attended the Colorado school of Mines, studying Chemical Engineering and in 1975 graduated from North Carolina State University with a BBA, Business Management.

     William H. Moebius, has served as our Chairman since March 26, 2003 and has served as the Chairman of Pro Squared, our subsidiary, since inception in July 2001. Mr. Moebius brings over 40 years of experience in the construction and management of process facilities worldwide. From 1997 through 2001, Mr. Moebius served as a consultant for Genisys Information Systems, Inc. located in Texas. Formerly the Vice President of engineering and construction for Coastal Corporation, from 1991 through 1997, Mr. Moebius was responsible for hundreds of millions of dollars of successful projects at Coastal Corporation facilities internationally. Mr. Moebius also served in Senior Management positions, including President, in a number of well respected engineering and construction companies headquartered in New York, New Jersey and Houston. Mr. Moebius received his Bachelor of Science degree in Engineering from Yale University School of Engineering.

     John Winchester, has served as our Senior Vice President and Director since March 26, 2003 and has over thirty-two years of experience in corporate systems data processing, including accounting, inventory and manufacturing control in a wide range of industries. He is also an officer and director of Pro Squared, Inc., our subsidiary since its inception in July 2001. From February 2001 until June 2001 Mr. Winchester served as a senior project manager for a consulting firm located in Maryland. From 1999 through February 2001, Mr. Winchester was an independent consultant and from April 1996 through October 1999 he served as the Vice President of Software Development for Genisys Information Systems Inc. Mr. Winchester has trained approximately 3,000 individuals in creating and implementing project management systems including Boeing; Lockheed Martin; GE Aircraft engines; Microsoft and various United States government agencies.

     Emmett R. McCoppin, Sr., has served as our Chief Technology Officer and Director since March 26, 2003. Mr. McCoppin has over sixteen years of experience developing software for special applications within the scope of project management and budget tracking systems for government compliance programs. He is also an officer and director of Pro Squared, our subsidiary company, since its inception in July 2001. From 1997 through 2001 Mr. McCoppin served as a senior consultant/programmer for Genisys Information Systems, Inc. From January 1997 through April 1997 Mr. McCoppin served as a senior consultant for PMIS, a management consulting and software company located in California. From 1974 through 1997 Mr. McCoppin served as a project manager and network engineer for Dupont, Inc. located in Texas. Mr. McCoppin was trained at Lamar University and Dupont/Conoco to manage server systems and LAN/WAN networks. Mr. McCoppin is a Microsoft Certified Professional, Novell Certified Administrator, Broadband and Ethernet Certified Systems Engineer, PC LAN Certified, and Microsoft SQL Server Certified.

      Sean Hanson, has served as our Director, Treasurer and Secretary since March 26, 2003 and has over twenty years of experience in a broad variety of responsible positions planning and construction process facilities for the petrochemical industry. He is also an officer and director of Pro Squared, our subsidiary company, since July 2001. From February 2001 through July 2001 Mr. Hanson served as the senior project manager for a consulting firm, located in Maryland, from 1997 through 2001 Mr. Hanson served as the Director of Project Management for Genisys Information Systems, Inc., located in Texas, and from 1996 through 1997 Mr. Hanson served as the Senior Planning Manager for Basis Petroleum, Inc., located in Houston. He has functioned as Project Manger, Senior Planner, Senior Consultant on a variety of large projects ranging from refineries in Aruba, to the re-design of the Internal Revenue Service's computer system. From 1983 to 1984 Mr. Hanson attended Sawyer Business College.

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

Item 10.    Executive Compensation.


     The officers or directors that have received or earned any compensation or bonus in excess of $100,000 for services rendered in fiscal year 2001, 2002 or 2003 are listed below.

     The following table sets forth information concerning the total compensation that we have paid or accrued on behalf of our chief executive officer since our inception.


                           SUMMARY COMPENSATION TABLE


                                                       Long-Term Compensation
                                                   -----------------------------
                         Annual  Compensation     Awards      Payouts
                         --------------------     ------      -------
                                                Restricted
Name  and                                        Stock
Principal                                        Bonus -      Other($)
Position(s)               Year     Salary($)     shares    Compensation    Awards (# shares)
-----------------------------------------------------------------------------------------
                          2003     $ 0              0          None
James W. McCabe, Jr.      2002     $ 0              0          None
Former President(*)       2001     $ 0              0          None

Craig  Crawford           2001     $49,165
President                 2002     $118,320      74,952
                          2003     $131,000      20,000
Sean Hanson               2003     $111,692.28   20,000
Treasurer, Secretary
and Director


(*) Mr. McCabe has not served as our President or Board Member since March 28, 2003.

We do not maintain key-man life insurance for any of our executive officers or directors.

Stock Option Plans

      In March 2003, our board of directors and stockholders adopted our 2003 Employee/Consultant Stock Compensation Plan. We reserved 6,000,000 shares of our common stock for issuance upon grant of stock or exercise of options granted from time to time under the 2003 plan. The 2003 stock compensation plan is intended to assist us in securing and retaining key employees, directors and consultants by allowing them to participate in our ownership and growth through the grant of stock and stock options.

      Under the stock compensation plan, we may grant stock and stock options only to employees and consultants. The 2003 stock compensation plan is administered directly by our board of directors.

      Subject to the provisions of the stock compensation plan, the board will determine who shall receive stock or stock options, the number of shares of common stock that may be granted or purchased under the options, the time and manner of exercise of options and exercise prices.


Compensation of Directors

     During the fiscal year ending December 31, 2003, we issued options to each of our officers and directors to purchase 140,000 shares of our common stock at $.125 per share. Other than as described herein, no other officer or director received any type of compensation from our Company for serving as such. No arrangements are presently in place regarding compensation to directors for their services as directors or for committee participation or special assignments.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.


         The following table sets forth certain information as of the date of this Report regarding the beneficial ownership of our common stock held by each of our executive officers and directors, individually and as a group and by each person who beneficially owns in excess of five percent of the common stock.

     The following table sets forth each person known by us to be the beneficial owner of five percent or more of our common stock, all directors individually and all of our directors and officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown. The following table is based upon an aggregate of 56,396,000 shares of our common stock outstanding as of April 10, 2004.


                            Number of Shares of             Percent of
                               Common Stock                Common Stock
                               Beneficially                Beneficially
Name of                       Owned or Right              Owned or Right
Beneficial Owner            to Direct Vote (2)          to Direct Vote (2)
------------------          ------------------          ------------------

  Craig  Crawford                6,726,944(3)(4)                11.89%

  William  H.  Moebius           2,621,653 (3)                  4.63%

  John  Winchester               5,029,778(3)                   8.89%

  Emmett  R. McCoppin, Sr.       6,604,637(3)                   11.68%

  Sean  Hanson                   4,395,012(3)                   7.77%

  All directors and executive   25,378,024(5)                   44.4%
  officers as a group
 (five persons)


---------

* Indicates less than one percent of our total shares of common stock outstanding.

(1) Unless otherwise indicated, the address of each person listed is c/o The Project Group, Inc. 333 North Sam Houston Parkway East, Suite 275, Houston, Texas, 77060.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and generally includes voting or investment power with respect to securities. In accordance with SEC rules, shares of Common Stock issuable upon the exercise of options or warrants which are currently exercisable or which become exercisable within 60 days following the date of the information in this table are deemed to be beneficially owned by, and outstanding with respect to, the holder of such option or warrant. Except as indicated by footnote, and subject to community property laws where applicable, to our knowledge, each person listed is believed to have sole voting and investment power with respect to all shares of Common Stock owned by such person.

(3) Includes an option to purchase 140,000 shares of our common stock at an exercise price of $0.125 per share.

(4) Includes an option for Lisa Crawford, the spouse of Craig Crawford, to purchase 10,000 shares of our common stock at an exercise price of $0.125 per share.

(5) Includes options to purchase an aggregate of 710,000 shares of our common stock at an exercise price of $0.125 per share.

(6) Such figure is calculated based on the current option and common stock holdings of our officers. It does not account for the right of our officers and directors to convert 14,515,906 of their aggregate shares of common stock into shares of our Class A Preferred Stock which would then provide our officers an aggregate voting right of approximately 59.38% of our outstanding common stock.

Item 12. Certain Relationships and Related Transactions.


     In consideration for our officers and directors who had converted an aggregate of $64,486.31 of accrued salaries owed to them into shares of Pro Squared, Inc. common stock, the officers and directors were granted an option of converting all of their then owned 14,515,906 shares of common stock into a designated class of our Class A Preferred Shares that will offer voting rights identical to those rights of holders of common shares. Such option were also be given to William Moebius who has converted a $15,000 note into shares of common stock. Such Class A preferred stock is exercisable two (2) years from the date of issuance (which has not yet occurred) and, if and when converted, shall be converted into shares of our common stock based on the total number of shares of the our common stock issued and outstanding on the conversion date such that the issuance of our common stock to the holder shall represent, on a pro rata basis, 59.38% of our then outstanding common stock. Such Class A preferred shares shall have voting rights equal to an aggregate of 59.38% of the total shares outstanding of our Common Stock, on a pro rata basis.

ITEM 13.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

     (b) Changes in Internal Control.

     Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

Item 14. Exhibits and Reports on Form 8-K.

     (a) Exhibits

Exhibit
Number    Description
-------  ---------------------

3.1 Articles of Incorporation of the Company, previously filed as an exhibit to our registration statement on Form 10-SB filed on December 10, 1999, and incorporated herein by reference.

3.2 By-Laws of the Company, previously filed as an exhibit to our registration statement on Form 10-SB filed on December 10, 1999, and incorporated herein by reference.

10.1 Agreement and Plan of Reorganization between the Company, Pro Squared and the Shareholders of Pro Squared, Inc., filed as an exhibit to our Form 8-K on March 28, 2003.

31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


      (b)   Reports on Form 8-K.

      The Company did not file a Current Report on Form 8-K for the fourth quarter ended December 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE PROJECT GROUP, INC.

Date: April 12, 2004                   By:  /s/  Craig  Crawford
                                        ----------------------------------------
                                        Craig  Crawford
                                        President  and  Chief  Executive Officer
                                        Principal Executive Officer and
                                        Principal Accounting Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                      Title                             Date
--------------------------        -----------------------------        ------------------
/s/  Craig  Crawford
--------------------------                                                April 12, 2004
  Craig  Crawford                    President, Chief Executive
                                     Officer and Director


/s/   William  H.  Moebius
--------------------------
  William  H.  Moebius               Chairman and Director                April 12, 2004


/s/
--------------------------
  John  Winchester                   Senior Vice President and Director   April 12, 2004


/s/
--------------------------
  Emmett  R. McCoppin, Sr.           Vice President, Chief Technology     April 12, 2004
                                     Officer  and  Director

/s/   Sean  Hanson
--------------------------
  Sean  Hanson                       Director, Treasurer and Secretary    April 12, 2004