Form 10QSB
period 2004-03-31
PROJECT GROUP INC
filed 2004-05-21
CIK 1096789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED March 31, 2004
                                    --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________


                         Commission File Number 0-21931

                             THE PROJECT GROUP, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            Nevada                                              88-0392153
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                            Identification  No.)



                       333 North Sam Houston Parkway East
                         Suite 275, Houston, Texas 77060
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (713) 622-1100
                           ---------------------------
                           (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes _X_   No ___


The number of shares outstanding of the Issuer's Common Stock, $.001 Par Value, as of May 19, 2004 was 57,116,000.

PART  1  -  FINANCIAL  INFORMATION

                             THE PROJECT GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                     ASSETS

CURRENT ASSETS
  Cash                                                                  $   490,137
  Accounts receivable, net of allowance of $75,000                          400,170
  Unbilled receivable                                                        34,750
  Prepaid expense and other current assets                                  212,220
                                                                        -----------

  Total current assets                                                    1,137,277

  Computers and equipment, net                                               78,637
  Software development, net                                                  16,724
                                                                        -----------

TOTAL ASSETS                                                            $ 1,232,638
                                                                        ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                                      $    77,660
  Accrued liabilities                                                     1,111,107
  Note payable                                                              259,771
  Accrued interest payable                                                   12,535
                                                                        -----------

   Total current liabilities                                              1,461,073
                                                                        -----------
SHAREHOLDERS' DEFICIT
  Preferred stock, par value $.001, 5,000,000 shares authorized
    Class A convertible preferred stock, par value $.001,
      2,500,000 shares authorized, none issued                                   --
    Series B 4% convertible preferred stock, liquidation preference of $850,000, par value $.001, 1,700 shares authorized, 850
      shares issued and outstanding                                               1
  Common stock, par value $.001, 100,000,000
    shares authorized, 57,116,000 shares issued
      and outstanding                                                        57,116
  Paid-in capital                                                         2,169,631
  Accumulated deficit                                                    (2,455,183)
                                                                        -----------

  Total shareholders' deficit                                              (228,435)
                                                                        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                             $ 1,232,638
                                                                        ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                             THE PROJECT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                     2004              2003
                                                ------------      ------------

CONSULTING REVENUE                              $    615,509      $    544,055

COST OF CONSULTING REVENUE                           276,328           210,910
                                                ------------      ------------

GROSS PROFIT                                         339,181           333,145
                                                ------------      ------------
GENERAL AND ADMINISTRATIVE
  Salaries and benefits                              324,954           243,778
  Professional and consulting fees                   158,403            30,505
  Travel and entertainment                            47,014            38,284
  General and administrative, other                   89,449            44,451
                                                ------------      ------------

  Total general and administrative                   619,820           357,018
                                                ------------      ------------

  Loss from operations                              (280,639)          (23,873)

OTHER EXPENSE
  Interest expense                                    26,798            54,554
                                                ------------      ------------

  Loss before income taxes                          (307,437)          (78,427)

INCOME TAX PROVISION                                      --                --
                                                ------------      ------------

  NET LOSS                                      $   (307,437)     $    (78,427)
                                                ============      ============

  Basic and diluted loss per share              $      (0.01)     $      (0.00)
                                                ============      ============

  Basic weighted average shares outstanding       56,416,604        44,256,000
                                                ============      ============


                     The accompanying notes are an integral
                      part of these financial statements.

                             THE PROJECT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
--------------------------------------------------------------------------------

                                                               2004           2003
                                                            ---------      ---------
OPERATING ACTIVITIES
  Net loss                                                  $(307,437)     $ (78,427)
  Adjustments to reconcile net loss to net cash used
  in operating activities:
  Depreciation and amortization                                 8,119          5,395
  Stock issued for services                                     2,013             --
  (Increase) decrease in assets:
    Accounts receivable                                      (162,499)       154,559
    Unbilled receivable                                       (21,839)        15,056
    Prepaid expense and other current assets                  (10,722)       (27,758)
  Increase (decrease) in liabilities:
    Accounts payable and deferred revenue                     (36,962)      (102,059)
    Accrued liabilities and interest payable                  383,061        182,826
                                                            ---------      ---------

    Net cash (used in) provided by operating activities      (146,266)       149,592
                                                            ---------      ---------
INVESTING ACTIVITIES
  Purchase of fixed assets                                    (57,711)        (4,687)
                                                            ---------      ---------

Net cash used in investing activities                         (57,711)        (4,687)
                                                            ---------      ---------
FINANCING ACTIVITIES
  Payment of notes payable to shareholder                          --         (8,074)
  Checks drawn in excess of bank balances                          --          3,971
  Net proceeds from issuance of preferred stock               481,068             --
  Net proceeds (payments) from issuance of note payable       100,054       (140,802)
  Proceeds from issuance of common stock                       75,000             --
                                                            ---------      ---------

Net cash provided by financing activities                     656,122       (144,905)
                                                            ---------      ---------
INCREASE IN CASH                                              452,145             --
CASH AT BEGINNING OF PERIOD                                    37,992             --
                                                            ---------      ---------
CASH AT END OF PERIOD                                       $ 490,137      $      --
                                                            =========      =========
SUPPLEMENTAL INFORMATION
  Interest paid                                             $  24,177      $  63,522
                                                            =========      =========
  Common stock issued for services, including
    deferred portion                                        $ 155,500      $      --
                                                            =========      =========

                     The accompanying notes are an integral
                       part of these financial statements.

NOTE 1 - BUSINESS COMBINATION

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

These financial statements should be read in conjunction with the financial statements and footnotes of The Project Group on Form 10-KSB for the year ended December 31, 2003.

NOTE 3  - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and has experienced cash flow problems. This raises questions as to the ability of the Company to expand as its customers require additional service. The Company has completed a financing arrangement for $1,700,000.

before offering costs through the sale of convertible preferred stock, with additional amounts which may be raised through the exercise of related warrants. (See Note. 5 Preferred Stock). The Company is also pursing a strategy to raise additional working capital through the financing of accounts receivable or working capital loans.

NOTE 4 - DEFERRED INCOME TAXES

No federal income taxes have been paid since the inception of the Company. The net deferred tax assets that would result from use of net operating loss carryforwards has been fully reserved for in the financial statements.

NOTE 5 - PREFERRED STOCK

On March 9, 2004, and as amended May 7, 2004 the Company finalized agreements for the purchase of 1,700 shares of the Company's newly created 4% Series B Convertible Preferred Stock for $1,700,000. Each preferred share can be converted into 12,500 shares of the Company's common stock. During March 2004, the first $850,000 was received and 850 shares of preferred stock and warrants to purchase 11,050,000 shares of common stock at $.135 were issued to the investors. Warrants to purchase 1,100,000 shares of common stock at $.135 were issued to the selling agent and warrants to purchase 700,000 shares of common stock at $.10 were issued to a consultant/attorney. The warrants have a term of three years. The Company has agreed to register the underlying shares under a Form SB-2 registration statement. There are penalties for not meeting timely filing and effectiveness deadlines. Net proceeds from the first tranche, including all necessary accruals for the required registration and lock up fees, was approximately $480,000. The second $850,000 is scheduled to be received five days after the effective date of the Registration Statement; additional net proceeds are expected to be approximately $730,000.

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

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements at March 31, 2004 included herein and our financial statements, at December 31, 2003 included in Form 10-KSB and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

Liquidity and capital resources

To date we have raised funds through the issuance of shares of our common and preferred stock and have increased liquidity through borrowing and factoring our accounts receivable. On March 9, 2004, we entered into a Selling Agent Agreement with First Montauk Securities, Inc. ("First Montauk") to assist us in the sale of our Class B 4% Convertible Preferred Stock. We entered into Securities Purchase Agreements, as amended May 7, 2004, with investors for the Sale of 1,700 Class B 4% Preferred Shares for an aggregate purchase price of $1,700,000. Each share of the Class B Convertible Preferred Stock is convertible into 12,500 shares of our Common Stock. In addition, we issued warrants to the investors to purchase an aggregate of 11,050,000 shares of our Common Stock at an exercise price of $.135 per share. The warrants have a term of three years and the exercise price is also subject to adjustment if there are certain capital adjustments or similar transactions, such as stock splits or mergers.

As of March 31, 2004, we had cash available of $490,137 and total current assets of $1,137,277 . At that same date, we had total current liabilities of $1,461,073 with total liabilities and shareholders' deficit of $228,435. We have not established a limit as to the amount of debt we may incur and we have not adopted a ratio of our equity to a debt allowance. If we need to obtain additional financing, the financing may not be available from any source, or may not be available on terms acceptable to us.

RESULTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2004

The company has seen an increase in sales during the first three months of 2004, compared to the same period in 2003. Revenues averaged approximately $205,000 per month during the first quarter 2004, approximately 13% higher than the comparable quarter in 2003, reflecting increased volumes and higher hourly rates.

Cost of consulting revenue, as a percentage of consulting revenue, increased by 6.1% for the first quarter of fiscal year 2004, compared to the similar ratio for 2003, primarily due to increased per hourly rates for newly hired consultants without a corresponding increase in client consulting revenue rates.

General and Administrative

Total General and administrative costs increased by approximately $263,000 for the first quarter of 2004 to a total of $620,000 compared with $357,000 for the same period in 2003.

Salaries and benefits increased by approximately $81,000 for the first quarter of fiscal year 2004, compared with same period 2003. The primary factors include costs associated with additional personnel employed for increased business development activities and technical support that were added later in fiscal 2003 and in 2004 and stock awards to key employees.

Professional and consulting fees increased by approximately $128,000 in in the first quarter 2004 compared to first quarter 2003. The increase primarily reflects costs associated with increased use of consultants for investor relations and strategic planning, costs associated with cancelled consulting agreements and attorney costs for settled litigation.

General and administrative travel increased approximately $9,000 for the first quarter of 2004, compared with the first quarter 2003. This primarily reflected the hiring of additional sales personnel based in Dallas, Texas, and Seattle, Washington, and related travel, plus costs associated with other business development travel.

General and administrative, other increased approximately $45,000 for the first quarter of 2004 compared to the same period in 2003. This increase is primarily related to costs associated with administrative personnel added during the latter part of 2003 and in 2004 (telephone, insurance, supplies, other), increased advertising expenditures, and move related costs.

CONTROLS  AND  PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.

Within the 90 days prior to the date of the Quarterly Report for the period ended March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 3a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the report that it files under the Exchange Act is recorded, processed summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

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

      In April 2003, we were named as a defendant in a civil action initiated in the 53rd Judicial District of Travis County, Texas brought by Collective Technologies, LLC successor in interest to Collective Technologies, Inc. The complaint names several defendants including The Project Group, The Project Group, Inc., www.projectgroup.com and Pro Squared. The complaint concerns a collection suit brought by Collective Technologies claiming that we are obligated to repay a debt owed by Mediatrain. The Company has never had a business relationship with Collective and in the opinion of management and its litigation counsel, the suit has no basis. The claim is for an unspecified amount including actual damages, punitive damages, interest, and attorney's fees. As of the date of this filing the claimant requested a "NO SUITED" status and we are waiting for the judge to confirm.

      Mr. Brian Wilson, a former employee and contractor of Pro Squared, Inc., has claimed with the Texas Workforce Commission that Pro Squared, Inc. did not properly pay him during his employment. The total amount of his initial claim was approximately $94,889; however, in subsequent administrative reviews this amount was reduced to approximately $30,000 by The Texas Workforce Commission under their interpretation of the Texas Payday law. A decision was entered by the Texas Work Force Commission in April 2004 in our favor finding no liability for unpaid wages and dismissing the case.

ITEM  2.  CHANGE  IN  RESTRICTED SECURITIES

      On March 9, 2004, we entered into a securities purchase agreement to sell 1,700 shares of our Class B 4% Convertible Preferred Shares to 12 investors for an aggregate purchase price of $1,700,000. In connection with such issuance, we issued those investors warrants to purchase an aggregate of 11,050,000 shares of our common stock at an exercise price of $.25 per share. We also issued our legal counsel, Seth Farbman, a warrant to purchase 700,000 shares of our common stock at an exercise price of $.20 per share. Finally, we issued to three individuals, warrants to purchase an aggregate of 1,100,000 shares of our common stock exercisable at $.25 per share. We believe this offering was deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made only to accredited investors, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. On May 7, we lowered the warrant exercise price of our preferred Class B holders and the three individuals warrants from $.25 per share to $.135 per share. On May 5, 2004, the Company lowered the warrants of our legal counsel, Seth Farbman, from $.20 per share to $.10 per share. The Company believes that the issuance of the new warrants are issued pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, involving an exchange of securities with an existing security holder where no commission is payable.

      In the first quarter of 2004, we authorized the issuance of shares to the following individuals in the following amounts: Tommy Lovelace was issued 50,000 shares of our common stock, valued at approximately $10,000, for services rendered to the Company; we issued Keith Phillips 50,000 shares of our common stock, valued at approximately $10,000, for services rendered to the Company; Edward Mawson was issued 100,000 shares of our common stock, valued at approximately $20,000, and options to purchase 500,000 shares of our common stock at $.22 per share, for services rendered to the Company; Adrian Soyza was issued 150,000 shares of our common stock and options to purchase 250,000 shares of our common stock at $.22 per share, valued at approximately $30,000, for services rendered to the Company; Crystal Trevino was issued 150,000 shares of our common stock, valued at approximately $40,000, as consideration for a non-compete arrangement with the Company; and Coastal Research was issued 175,000 shares of our common stock, valued at approximately $35,000, for services to be rendered to the Company. We believe these offerings were deemed to be exempt under Regulation D and Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made only to accredited investors, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933.






ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM  5.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

       a. Exhibits

  10.1. Securities Purchase Agreement dated March 4, 2004 filed as an exhibit to our Form 8-K (File No: 000-28445) filed with the Commission on March 9, 2004 and incorporated herein by reference.

  10.2. Investor Warrant dated March 4, 2004 filed as an exhibit to our Form 8-K (File No: 000-28445) filed with the Commission on March 9, 2004 and incorporated herein by reference.

  10.4. Selling Agent Agreement dated March 4, 2004 filed as an exhibit to our Form 8-K (File No: 000-28445) filed with the Commission on March 9, 2004 and incorporated herein by reference.

  10.5. Certificate of Designation dated March 4, 2004 filed as an exhibit to our Form 8-K (File No: 000-28445) filed with the Commission on March 9, 2004 and incorporated herein by reference.

  10.6 Amended Securities Purchase Agreement dated May 7, 2004 filed as an exhibit to our Form SB-2 filed with the Commission on May 10, 2004 (File No: 115343).

  10.7 Amended Certificate of Designation dated May 7, 2004 filed as an exhibit to our Form SB-2 filed with the Commission on May 10, 2004 (File No: 115343).

  31.1 Certification by the Chief Financial Officer and Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1 Certification of Principal Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

       b. For the fourth quarter ended March 31, 2004, we did not file a Current Report on Form 8-K.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     THE PROJECT GROUP, INC.

Dated: May 18, 2004
                                     By: /s/ Craig Crawford
                                         ------------------------
                                  Name:  Craig Crawford
                                 Title:  President, Director
                                         Principal Executive Officer and
                                         Principal  Accounting Officer