Form 10QSB
period 2004-06-30
PROJECT GROUP INC
filed 2004-08-24
CIK 1096789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

             |_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________.

                         Commission File Number 0-28445.

                             THE PROJECT GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                             88-0392153
------------------------------                          -------------------
(State or other jurisdiction of                            (IRS Employer
incorporation or organization)                          Identification No.)

        333 North Sam Houston Parkway E, Suite 275, Houston, Texas 77060
               (Address of principal executive offices)(Zip Code)

                                 (713) 622-1100
                    (Registrant's telephone number, including
                                   area code)

              (Former name, former address and former fiscal year,
                         if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      As of August 20, 2004, we had 63,070,506 shares of $0.001 par value Common Stock outstanding.

Transitional Small Business Disclosure Format (check one) Yes |_|  No |X|

                             THE PROJECT GROUP, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page No.
PART I.  FINANCIAL INFORMATION

    Item 1.  Financial Statements (Unaudited)

        Consolidated Balance Sheet as of June 30, 2004....................3

        Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and June 30, 2003.....................4 - 5

        Consolidated Statements of Cash Flows for the six months
         ended June 30, 2004 and June 30, 2003............................6

        Notes to the Consolidated Financial Statements  ..................7

    Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations...............11

    Item 3. Controls and Procedures    ..................................13

PART II  OTHER INFORMATION

    Item 2. Changes in Securities      ..................................13

    Item 6.  Exhibits and Reports on Form 8-K............................14

                             THE PROJECT GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS
   Cash                                                             $   123,397
   Accounts receivable, net of allowance of $75,000                     484,205
   Unbilled receivable                                                   32,684
   Prepaid expense and other current assets                             326,168
                                                                    -----------

   Total current assets                                                 966,454
                                                                    -----------

   Computers, equipment and software development, net                    90,698
   Intangibles, primarily goodwill                                      926,711
                                                                    -----------

TOTAL ASSETS                                                        $ 1,983,863
                                                                    ===========

                       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                 $   189,459
   Accrued liabilities                                                1,202,924
   Note payable                                                         238,876
   Accrued interest payable                                              14,152
                                                                    -----------

   Total current liabilities                                          1,645,411
                                                                    -----------

SHAREHOLDERS' EQUITY
   Preferred  stock, par value $.001, 5,000,000 shares, authorized
   Class A convertible preferred stock,
    par value $.001, 2,500,000 shares authorized, none issued                --
   Series B 4% convertible preferred stock, liquidation preference of $850,000, par value $.001, 1,700 shares authorized,
    issued and outstanding                                                    2
   Common stock, par value $.001, 100,000,000 shares
    authorized, 63,716,000 shares issued and outstanding                 63,716
   Paid-in capital                                                    3,717,675
   Accumulated deficit                                               (3,442,941)
                                                                    -----------

   Total shareholders' equity                                           338,452
                                                                    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                          $ 1,983,863
                                                                    ===========

   The accompanying notes are an integral part of these financial statements

                             THE PROJECT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                2004            2003
                                            ------------    ------------

CONSULTING REVENUE                          $    523,197    $    518,456

COST OF CONSULTING REVENUE                       335,819         206,526
                                            ------------    ------------

GROSS PROFIT                                     187,378         311,930
                                            ------------    ------------

GENERAL AND ADMINISTRATIVE
 Salaries and benefits                           674,559         227,569
 Professional and consulting fees                175,533          52,232
 Bad debt expense                                     --          13,000
 Travel and entertainment                         78,554          42,511
 General and administrative, other               179,235          69,877
                                            ------------    ------------

 Total general and administrative              1,107,881         405,189
                                            ------------    ------------

 Loss from operations                           (920,503)        (93,259)

OTHER (INCOME) EXPENSE
 Interest expense                                 54,400          43,216
                                            ------------    ------------

 Loss before income taxes                       (974,903)       (136,475)

INCOME TAX PROVISION                                  --              --
                                            ------------    ------------

 NET LOSS                                       (974,903)       (136,475)

 Preferred dividends                              12,855              --
                                            ------------    ------------

 LOSS APPLICABLE TO COMMON SHARES           $   (987,758)   $   (136,475)
                                            ============    ============


 Basic and diluted loss per share           $      (0.02)             --
                                            ============    ============

 Basic weighted average shares outstanding    57,188,527      44,808,888
                                            ============    ============


   The accompanying notes are an integral part of these financial statements

                             THE PROJECT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                2004            2003
                                            ------------    ------------

CONSULTING REVENUE                          $  1,138,706    $  1,062,511

COST OF CONSULTING REVENUE                       611,547         397,937
                                            ------------    ------------

GROSS PROFIT                                     527,159         664,574
                                            ------------    ------------

GENERAL AND ADMINISTRATIVE
 Salaries and benefits                         1,006,616         490,847
 Professional and consulting fees                334,536          82,736
 Bad debt expense                                     --          13,000
 Travel and entertainment                        127,643          80,795
 General and administrative, other               259,506         114,328
                                            ------------    ------------

 Total general and administrative              1,728,301         781,706
                                            ------------    ------------

 Loss from operations                         (1,201,142)       (117,132)

OTHER (INCOME) EXPENSE
 Interest expense                                 81,198          97,770
                                            ------------    ------------

 Loss before income taxes                     (1,282,340)       (214,902)

INCOME TAX PROVISION                                  --              --
                                            ------------    ------------

 NET LOSS                                    (1,282,340)       (214,902)

 Preferred dividends                             12,855              --
                                            ------------    ------------

 LOSS APPLICABLE TO COMMON SHARES           $ (1,295,195)   $   (214,902)
                                            ============    ============

 Basic and diluted loss per share           $      (0.02)   $     (0.01)
                                            ============    ============

 Basic weighted average shares outstanding    56,802,566      44,532,444
                                            ============    ============


   The accompanying notes are an integral part of these financial statements

                             THE PROJECT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                        2004           2003
                                                     -----------    -----------
OPERATING ACTIVITIES
 Net loss                                            $(1,282,340)   $  (214,902)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
 Depreciation and amortization                            19,823         10,790
 Stock issued for services                               150,164             --
 (Increase) decrease in assets:
   Accounts receivable                                  (246,534)       118,038
   Unbilled receivable                                   (19,773)        28,252
   Prepaid expense and other current assets             (278,157)         6,443
 Increase (decrease) in liabilities:
   Accounts payable and deferred revenue                 134,317       (100,379)
   Accrued liabilities and interest payable              417,015        267,290
                                                     -----------    -----------

Net cash (used in) provided by operating activities   (1,105,485)       115,532
                                                     -----------    -----------

 INVESTING ACTIVITIES
    Purchase of fixed assets                             (64,752)        (9,347)
    Purchase of investments                              (54,284)            --
                                                     -----------    -----------

Net cash used in investing activities                   (119,036)        (9,347)
                                                     -----------    -----------

FINANCING ACTIVITIES
 Payment of notes payable to shareholder                      --        (10,404)
 Net proceeds from issuance of preferred stock         1,243,622             --
 Net proceeds (payments)
  from issuance of note payable                           79,159       (113,483)
 Proceeds from exercise of warrants                           --         22,000
 Preferred dividends                                     (12,855)            --
 Proceeds from issuance of common stock                       --             --
                                                     -----------    -----------

Net cash provided by financing activities              1,309,926       (101,887)
                                                     -----------    -----------
INCREASE IN CASH                                          85,405          4,298
CASH AT BEGINNING OF PERIOD                               37,992             --
                                                     -----------    -----------
CASH AT END OF PERIOD                                 $  123,397    $     4,298
                                                     ===========    ===========

SUPPLEMENTAL INFORMATION
 Interest paid                                       $    76,959    $   105,473
                                                     ===========    ===========
 Common stock issued for services, including
  deferred portion                                   $   155,500    $        --
                                                     ===========    ===========
 Conversion of note payable to common stock          $        --    $    48,000
                                                     ===========    ===========
 Purchase of investment for stock                    $   792,000    $        --
                                                     ===========    ===========


   The accompanying notes are an integral part of these financial statements

                             THE PROJECT GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 1 - NATURE OF BUSINESS AND BUSINESS COMBINATION

The Company provides project management and integration consulting services throughout the United States. On June 30, 2004 the Company ("TPG") purchased all the issued and outstanding common stock of Dolphin Knowledge, Inc. ("Dolphin") from its shareholders for $70,000 in cash and 6,600,000 shares of TPG's restricted common stock. (See report on Form 8-K filed July 15, 2004 for a more complete description of this transaction.) The results of operations of Dolphin will be included in the consolidated results of operations of TPG commencing July 1, 2004.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of The Project Group have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the full year.

These financial statements should be read in conjunction with the financial statements and footnotes of The Project Group on Form 10-KSB for the year ended December 31, 2003.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and has experienced cash flow problems. This raises questions as to the ability of the Company to continue as a going concern and to expand as its customers require additional service. The Company completed a financing arrangement for $1,700,000 before offering costs (approximately $1,240,000 net) through the sale of convertible preferred stock, with additional amounts which may be raised in the future through the exercise of related warrants. The Company is also pursing a strategy to raise additional working capital through the financing of accounts receivable or working capital loans, and is reducing personnel and related salaries in line with delays in commencing certain client projects.

NOTE 4 - DEFERRED INCOME TAXES

No federal income taxes have been paid since the inception of the Company. The net deferred tax assets that would result from use of net operating loss carryforwards has been fully reserved for in the financial statements.

                             THE PROJECT GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 5 - PREFERRED STOCK

On March 9, 2004, and as amended May 7, 2004, TPG finalized agreements for the sale of 1,700 shares of TPG's newly created 4% Series B Convertible Preferred Stock for $1,700,000, to be funded in two equal tranches of $850,000. Each preferred share is convertible into 12,500 shares of TPG common stock. During March 2004, the first tranche was received and 850 shares of preferred stock and warrants to purchase 11,050,000 shares of common stock at $.135 were issued to the investors, resulting in the receipt by TPG of net proceeds of approximately $480,000. During June 2004, a registration statement on Form SB-2 covering the shares underlying the Series B Convertible Preferred Stock was declared effective and the second tranche was received and 850 shares of preferred stock were issued for net proceeds of approximately $760,000. Warrants to purchase 1,100,000 shares of common stock at $.135 were issued to the selling agent and warrants to purchase 700,000 shares of common stock at $.10 were issued to a consultant/attorney. The warrants have a term of three years.

NOTE 6 - UNAUDITED PRO FORMA AS ADJUSTED FINANCIAL STATEMENTS

On June 30, 2004, TPG purchased all the issued and outstanding common stock of Dolphin Knowledge, Inc. ("Dolphin") from its shareholders, Mark Beatty and Thor Schueler, for $70,000 in cash and 6,600,000 shares of TPG's restricted common stock. Pursuant to the terms of the stock purchase agreement, and a Conversion Rights Agreement entered into in connection therewith, the former Dolphin shareholders have the right to convert the TPG shares into a new Series C Preferred Stock which are then convertible into 9% of the outstanding common stock of the company, after conversion. This conversion is exercisable only after a conversion by the TPG founders of their shares of TPG common stock into Series A Preferred Stock.

The following unaudited pro forma as adjusted financial statements give effect to the acquisition of Dolphin Knowledge on June 30, 2004 using the purchase method of accounting as prescribed by Statement of Financial Accounting Standards No. 141 "Business Combinations." The following supplemental unaudited pro forma as adjusted financial statements and the accompanying notes should be read in conjunction with the historical financial statements of The Project Group which are included in its annual filing on form 10-KSB for December 31, 2003 and the historical financial statements of Dolphin Knowledge, Inc. and the description of the transaction and unaudited pro forma financial statements include in the Company's report on Form 8-K dated July 15, 2004.

The unaudited pro forma as adjusted statements of operations for the six months ended June 30, 2004 give effect to the acquisition of Dolphin Knowledge, Inc., as if this event had occurred on January 1, 2004.

The unaudited pro forma as adjusted financial information does not purport to represent what our results of operations actually would have been had these events occurred on the dates indicated, nor are they intended to project our results of operations for any future period or date. The unaudited pro forma financial statements are presented for illustrative purposes only. The pro forma adjustments are based upon available information and assumptions that management believes are reasonable.

                             THE PROJECT GROUP, INC.
                  UNAUDITED PRO FORMA AS ADJUSTED BALANCE SHEET
                                  JUNE 30, 2004

                                                                 HISTORICAL
                                     ASSETS
                                                          The Project                  PRO FORMA          PRO FORMA
                                                          Group, Inc.  DOLPHIN, INC.   ADJUSTMENTS        AS ADJUSTED
                                                         -----------    -----------    -----------       -----------
CURRENT ASSETS
Cash                                                     $    91,655    $    31,742    $        --       $   123,397
Accounts receivable, net                                     479,805          4,400             --           484,205
Unbilled receivable                                           32,684             --             --            32,684
Prepaid expense and other current assets                     321,798          4,370             --           326,168
                                                         -----------    -----------    -----------       -----------

Total current assets                                         925,942         40,512             --           966,454
                                                         -----------    -----------    -----------       -----------

Investment                                                   962,000             --       (962,000)(1)            --

Fixed assets and software development, net                    87,537          3,161             --            90,698
Intangibles, primarily goodwill                                   --             --        926,711(1)        926,711
                                                         -----------    -----------    -----------       -----------

TOTAL ASSETS                                             $ 1,975,479    $    43,673    $   (35,289)      $ 1,983,863
                                                         ===========    -----------    ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                      $   189,741    $      (282)   $        --       $   189,459
   Accrued liabilities                                     1,194,258          8,666             --         1,202,924
   Note payable                                              238,876             --             --           238,876
   Accrued interest payable                                   14,152             --             --            14,152
                                                         -----------    -----------    -----------       -----------

   Total current liabilities                               1,637,027          8,384             --         1,645,411
                                                         -----------    -----------    -----------       -----------

SHAREHOLDERS' EQUITY
Preferred stock                                                    2             --             --                 2
Common stock                                                  63,716          2,000         (2,000)(1)        63,716
Paid-in capital                                            3,717,675         12,650        (12,650)(1)     3,717,675
Accumulated deficit                                       (3,442,941)        20,639        (20,639)(1)    (3,442,941)
                                                         -----------    -----------    -----------       -----------

Total shareholders' equity                                   338,452         35,289        (35,289)          338,452
                                                         -----------    -----------    -----------       ===========

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $ 1,975,479    $    43,673    $   (35,289)      $ 1,983,863
                                                         ===========    ===========    ===========       ===========

----------
 (1) To eliminate investment in Dolphin and allocate purchase price.

                        UNAUDITED PRO FORMA AS ADJUSTED
                            STATEMENT OF OPERATIONS
                         SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

                                                      HISTORICAL
                                             THE PROJECT                     PRO FORMA           PRO FORMA
                                             GROUP, INC.      DOLPHIN       ADJUSTMENTS         AS ADJUSTED
                                            ------------    ------------    ------------       ------------
CONSULTING REVENUE                          $  1,138,706    $    258,823    $         --       $  1,397,529

COST OF CONSULTING REVENUE                       611,547          13,586              --            625,133
                                            ------------    ------------    ------------       ------------
GROSS PROFIT                                     527,159         245,237              --            772,396
                                            ------------    ------------    ------------       ------------

GENERAL AND ADMINISTRATIVE
General and administrative, other                259,506          13,902          (7,500)(1)        265,908
Salaries and benefits                          1,006,616         288,192        (125,000)(2)      1,169,808
Professional and consulting fees                 334,536              --              --            334,536
Travel and entertainment                         127,643           7,250              --            134,893
                                            ------------    ------------    ------------       ------------

Total general and administrative               1,728,301         309,344        (132,500)         1,905,145
                                            ------------    ------------    ------------       ------------

Loss from operations                          (1,201,142)        (64,107)        132,500         (1,132,749)

OTHER (INCOME) EXPENSE
Interest expense                                  81,198              --              --             81,198
                                            ------------    ------------    ------------       ------------

Loss before income taxes                      (1,282,340)        (64,107)        132,500         (1,213,947)

INCOME TAX PROVISION                                  --              --              --                 --
                                            ------------    ------------    ------------       ------------

NET LOSS                                    $ (1,282,340)   $    (64,107)   $    132,500       $ (1,213,947)
                                            ============    ============    ============       ============

Basic and diluted loss per share            $      (0.02)                                      $      (0.02)
                                            ============                                       ============

Basic weighted average shares outstanding     56,802,566                                         63,402,566
                                            ============                                       ============

----------
(1)  Adjusts  rental  expense  to  reflect  space  changes   occuring  with  the
     acquisition.

(2) Reflects the difference between Dolphin's historical employee compensation expense, including pension benefits, and what would have been recorded as a subsidiary of TPG, based on employment agreements entered into at the Dolphin acquisition date.

NOTE  7 - COMMITMENTS AND CONTINGENCIES

Concurrent with the acquisition of Dolphin, TPG entered into three-year employment agreements with the two former shareholders of Dolphin. Annual compensation is $140,000 for each under the agreement. They were also granted stock options to purchase 1,000,000 shares each of TPG common stock at a price of $.12 per share. The options vest ratably over a period of three years and expire on June 30, 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements at June 30, 2004 included herein and our financial statements, at December 31, 2003 included in Form 10-KSB and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

On June 30, 2004 the Company ("TPG") purchased all the issued and outstanding common stock of Dolphin Knowledge, Inc. ("Dolphin") for $70,000 in cash and 6,600,000 shares of TPG's restricted common stock. (See report on Form 8-K filed July 15, 2004). The results of operations of Dolphin will be included in the consolidated results of operations of TPG commencing July 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES

To date we have raised funds through the issuance of shares of our common and preferred stock and have increased liquidity through borrowing and factoring our accounts receivable. On March 9, 2004, we entered into a Selling Agent Agreement with First Montauk Securities, Inc. ("First Montauk") to assist us in the sale of our Class B 4% Convertible Preferred Stock. We entered into Securities Purchase Agreements, as amended May 7, 2004, with investors for the Sale of 1,700 Class B 4% Preferred Shares for an aggregate purchase price of $1,700,000 (net proceeds to the Company of approximately $1,240,000, after expense). Each share of the Class B Convertible Preferred Stock is convertible into 12,500 shares of our Common Stock. In addition, we issued warrants to the investors to purchase an aggregate of 11,050,000 shares of our Common Stock at an exercise price of $.135 per share. The warrants have a term of three years and the exercise price is also subject to adjustment if there are certain capital adjustments or similar transactions, such as stock splits or mergers.

As of June 30, 2004, we had cash available of $123,397 and total current assets of $966,454 . At that same date, we had total current liabilities of $1,645,411 with total liabilities and shareholders' equity of $1,983,863. We have not established a limit as to the amount of debt we may incur and we have not adopted a ratio of our equity to a debt allowance. The Company needs to be able to attain profitable operations and obtain additional equity or debt financing to support operations for the next twelve month period. If we need to obtain additional financing, the financing may not be available from any source, or may not be available on terms acceptable to us.

RESULTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2004

Revenues were approximately $1,138,000 for the six months ended June 30, 2004, an increase of approximately $76,000 as compared to the same period in 2003. The increase in revenues was principally attributable to new contracts with existing and new customers, but was lower than anticipated because of delays in planned starts of certain contracts now scheduled to begin in late 2004 and early 2005. Future revenues will also reflect revenues attributable to the purchase of Dolphin knowledge beginning July 1, 2004.

Cost of consulting revenue as a percent of consulting revenue increased by approximately 16% over the same period in 2003. The Company hired additional consultants for planned work and anticipated growth during this period, primarily in the second quarter. These additional personnel were a part of the strategic plan to increase revenue by having additional capabilities in place. This plan has resulted in new client assignments, but many are starting later than anticipated. All consultants salaries and related costs are now classified as cost of consulting revenues; previously such costs were reflected in cost of sales based on the utilization or billable percentage. Management believes that carrying the cost of consultants in this category more closely relates these costs to the production of revenue.

General and Administrative

Total General and Administrative costs increased by approximately $947,000 for the six months ended June 30, 2004 to a total of approximately $1,728,000 compared with approximately $782,000 for the same period in 2003.

Salaries and benefits increased by approximately $516,000 for the first half of fiscal year 2004, compared with same period 2003. The primary factors include costs associated with additional personnel employed for increased business development activities and technical support that were added primarily in the second quarter and stock awards to new and key employees. The non cash expense for stock awards in the first half of 2004 was approximately $160,000. The Company also adopted a vacation policy to attract and retain employees that had a cumulative impact of approximately $80,000 in additional accrued costs in this period.

Professional and consulting fees increased by approximately $252,000 in in the first half of 2004 compared to the same period in 2003. The increase primarily reflects costs associated with increased use of consultants for investor relations and strategic planning, and costs associated with cancelled consulting agreements.

General and administrative travel increased approximately $47,000 for the first half of 2004, compared with the same period 2003. This primarily reflected the hiring of additional sales personnel based in Houston, Dallas, and Ann Arbor, Michigan, and related travel, plus costs associated with other business development travel.

General and administrative, other increased approximately $145,000 for the first half of 2004 compared to the same period in 2003. This increase is primarily related to costs associated with administrative personnel added during the latter part of 2003 and in 2004 (telephone, insurance, supplies, other), approximately $60,000 associated with increased investor relations activities and increased advertising expenditures.

ITEM  3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer ("CEO") who also serves as chief financial officer. Based on this evaluation, our management, including the CEO, concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect internal control subsequent to the evaluation.

                                     PART II

ITEM  2. CHANGES IN SECURITIES

In June 2004, the Company sold 850 shares of Series B Convertible Preferred Stock to twelve investors for $850,000. The Company paid commissions totaling $85,000 to First Montauk Securities as placement agent in connection with the sale of the Series B Convertible Preferred Stock.

On June 30, 2004, the Company issued 6,600,000 shares of its common stock to the two shareholders of Dolphin Knowledge, Inc. as partial consideration for the acquisition of all of the outstanding shares of stock of Dolphin Knowledge. Pursuant to the terms of the stock purchase agreement, and a Conversion Rights Agreement entered into in connection therewith, the former Dolphin shareholders have the right to convert the TPG shares into a new Series C Preferred Stock which are then convertible into 9% of the outstanding common stock of the company, after conversion. This conversion is exercisable only after a conversion by the TPG founders of their shares of TPG common stock into Series A Preferred Stock.

The issuance of the shares of our common stock and Series B Convertible Preferred Stock described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. The shares were issued to investors who took the shares for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act.

In addition, there was no general solicitation or advertising in connection with the issuance of the shares. All certificates for our shares contain a restrictive legend. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

No commissions were paid in connection with the issuance of shares relating to the Dolphin acquisition.

ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

      Exhibit
      Number                Description

        31.1 Certification of CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1        Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                             THE PROJECT GROUP, INC.

                                             By: /s/ Craig Crawford
                                                 ------------------
                                                 Craig Crawford
                                                 CEO and President

Date: August 23, 2004