Form 10QSB
period 2004-09-30
PROJECT GROUP INC
filed 2004-11-26
CIK 1096789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to ______________.

                         Commission File Number 0-28445.

                             THE PROJECT GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                         Nevada                                88-0392153
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      As of November 22, 2004, we had 46,677,906 shares of $0.001 par value Common Stock outstanding.

      Transitional Small Business Disclosure Format (check one)   Yes [ ] No [X]

                             THE PROJECT GROUP, INC.

                                   FORM 10-QSB

                                      INDEX

                                                                              Page No.
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

         Consolidated Balance Sheet as of September 30, 2004....................4

         Consolidated Statements of Operations for the three months ended September 30, 2004 and September 30, 2003.......................5

         Consolidated Statements of Operations for the nine months
          ended September 30, 2004 and September 30, 2003.......................6

         Consolidated Statements of Cash Flows for the nine months
          ended September 30, 2004 and September 30, 2003.......................7

         Notes to Consolidated Financial Statements.............................8-10

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....................11

     Item 3. Controls and Procedures............................................14

PART II  OTHER INFORMATION

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......15

      Item 6.  Exhibits ........................................................16

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NOTE: The financial statements included herein are filed without completion of a review of the financial statements by the company's independent accountants as required by Form 10-QSB. Upon completion of that review, an amendment to this Form 10-QSB will be filed indicating that the review has been completed.

                            THE PROJECT GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2004
                                  (UNAUDITED)

--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
Cash                                                                        $      --
Accounts receivable, net of allowance of $75,000                                567,972
Unbilled receivable                                                              25,698
Prepaid expense and other current assets                                        164,871
                                                                            -----------

Total current assets                                                            758,541
                                                                            -----------

Computers and equipment, net                                                     71,768
Software development, net                                                         9,393
Intangibles, primarily goodwill                                                 928,453
                                                                            -----------

TOTAL ASSETS                                                                $ 1,768,155
                                                                            ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdrafts                                                             $    10,850
Accounts payable                                                                345,105
Accrued liabilities                                                           1,129,673
Notes payable                                                                   392,095
Deferred revenue                                                                 42,600
Accrued interest payable                                                         17,021
                                                                            -----------

   Total current liabilities                                                  1,937,344
                                                                            -----------

SHAREHOLDERS' DEFICIT

Preferred stock, par value $.001, 5,000,000 shares authorized Class A convertible preferred stock, par value $.001,
      2,500,000 shares authorized, none issued                                       --
  Series B 4% convertible preferred stock, liquidation preference of $1,700,000, par value $.001, 1,700 shares authorized, 1,422
      outstanding, 278 issued.                                                        2
Common stock, par value $.001, 100,000,000
   shares authorized, 67,718,850 shares issued
      and outstanding                                                            67,718
Paid-in capital                                                               3,747,548
Accumulated deficit                                                          (3,984,457)
                                                                            -----------

Total shareholders' deficit                                                    (169,189)
                                                                            -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                 $ 1,768,155
                                                                            ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                           THE PROJECT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (UNAUDITED)

--------------------------------------------------------------------------------

                                                    2004                2003
                                                ------------        ------------
CONSULTING REVENUE                              $    530,988        $    369,272

COST OF CONSULTING REVENUE                           334,027             122,211
                                                ------------        ------------

GROSS PROFIT                                         196,961             247,061
                                                ------------        ------------

GENERAL AND ADMINISTRATIVE
   Salaries and benefits                             240,067             294,471
   Professional and consulting fees                  112,584             158,179
   Bad debt expense                                     --                52,000
   Travel and entertainment                           47,060              47,387
   General and administrative, other                 268,281              78,254
                                                ------------        ------------

   Total general and administrative                  667,992             630,291
                                                ------------        ------------

   Loss from operations                             (471,031)           (383,230)

OTHER (INCOME) EXPENSE
   Interest expense                                   53,345              42,006
                                                ------------        ------------

   Loss before income taxes                         (524,376)           (425,236)

INCOME TAX PROVISION                                    --                  --
                                                ------------        ------------

   NET LOSS                                         (524,376)           (425,236)

   Preferred dividends                                17,140                --
                                                ------------        ------------

   LOSS APPLICABLE TO COMMON SHARES             $   (541,516)       $   (425,236)
                                                ============        ============


Basic and diluted loss per share                $      (0.01)       $      (0.01)
                                                ============        ============

Basic weighted average shares outstanding         66,231,247          50,347,522
                                                ============        ============

                     The accompanying notes are an integral
                      part of these financial statements.

                           THE PROJECT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (UNAUDITED)

--------------------------------------------------------------------------------

                                                     2004                2003
                                                ------------        ------------
CONSULTING REVENUE                              $  1,669,694        $  1,431,784

COST OF CONSULTING REVENUE                           945,574             520,148
                                                ------------        ------------

GROSS PROFIT                                         724,120             911,636
                                                ------------        ------------

GENERAL AND ADMINISTRATIVE
Salaries and benefits                              1,155,893             787,222
Professional and consulting fees                     439,620             240,914
Bad debt expense                                        --                65,000
Travel and entertainment                             174,703             128,182
General and administrative, other                    626,076             190,679
                                                ------------        ------------

Total general and administrative                   2,396,292           1,411,997
                                                ------------        ------------

Loss from operations                              (1,672,172)           (500,361)

OTHER (INCOME) EXPENSE

Interest expense                                     134,543             139,776
                                                ------------        ------------

Loss before income taxes                          (1,806,715)           (640,137)

INCOME TAX PROVISION                                    --                  --
                                                ------------        ------------

   NET LOSS                                       (1,806,715)           (640,137)

Preferred dividends                                   29,995                --
                                                ------------        ------------

   LOSS APPLICABLE TO COMMON SHARES             $ (1,836,710)       $   (640,137)
                                                ============        ============

Basic and diluted loss per share                $      (0.03)       $      (0.01)
                                                ============        ============

Basic weighted average shares outstanding         59,962,709          45,111,875
                                                ============        ============

                     The accompanying notes are an integral
                      part of these financial statements.

                             THE PROJECT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                    2004               2003
                                                                -----------        -----------
 OPERATING ACTIVITIES
    Net loss                                                    $(1,806,716)       $  (640,137)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                    31,743             16,185
    Stock issued for services                                       273,161            124,150
    (Increase) decrease in assets:
 Accounts receivable and other assets                              (332,043)           130,078
 Unbilled receivable                                                (12,787)             8,067
 Prepaid expense and other current assets                          (205,981)            17,404
    Increase (decrease) in liabilities:
 Accounts payable and deferred revenue                              332,562            (51,150)
 Accrued liabilities and interest payable                           348,375            327,652
                                                                -----------        -----------

Net cash (used in) provided by operating activities              (1,371,686)           (67,751)
                                                                -----------        -----------

 INVESTING ACTIVITIES
    Purchase of fixed assets                                        (67,135)           (13,048)
    Purchase of investments                                         (56,026)              --
                                                                -----------        -----------

Net cash used in investing activities                              (123,161)           (13,048)
                                                                -----------        -----------

FINANCING ACTIVITIES
    Payment of notes payable to shareholder                            --               (8,903)
    Checks drawn in excess of bank balances                          10,850               --
    Net proceeds from issuance of preferred stock                 1,243,622               --
    Net proceeds (payments) from issuance of note payable           232,378           (117,155)
    Proceeds from exercise of warrants                                 --              210,000
    Preferred dividends                                             (29,995)              --
                                                                -----------        -----------

Net cash provided by financing activities                         1,456,855             83,942
                                                                -----------        -----------

INCREASE IN CASH                                                    (37,992)             3,143
CASH AT BEGINNING OF PERIOD                                          37,992               --
                                                                -----------        -----------
CASH AT END OF PERIOD                                           $      --          $     3,143
                                                                ===========        ===========

SUPPLEMENTAL INFORMATION
    Interest paid                                               $   118,709        $   124,374
                                                                ===========        ===========
    Common stock issued for services, including
    deferred portion                                            $   278,497        $   426,900
                                                                ===========        ===========
    Conversion of note payable to common stock                  $      --          $    98,000
                                                                ===========        ===========
    Purchase of investment for stock                            $   792,000        $      --
                                                                ===========        ===========
    Reduction in subscriptions receivable                       $      --          $     2,609
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

                             THE PROJECT GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 1 - NATURE OF BUSINESS AND BUSINESS COMBINATION

The Project Group, Inc. ("the Company") provides project management and integration consulting services throughout the United States. These consulting services enable its clients to collaborate more effectively both internally (within groups, departments and project teams) and externally with their partners.

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

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has suffered recurring losses from operations and has experienced cash flow problems. This raises questions as to the ability of the Company to continue as a going concern and expand as its customers require additional service. The Company completed a financing arrangement for $1,700,000 before offering costs ($1,240,000 net) through the sale of convertible preferred stock, with additional amounts which may be raised in the future through the exercise of related warrants.

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

NOTE 5  -  CAPITAL STOCK

On March 9, 2004, and as amended May 7, 2004, the Company finalized agreements for the sale of 1,700 shares of newly created 4% Series B Convertible Preferred Stock for $1,700,000, to be funded in two equal tranches of $850,000. Each preferred share is convertible into 12,500 shares of common stock. During March 2004, the first tranche was received and 850 shares of preferred stock and warrants to purchase 11,050,000 shares of common stock at $.135 were issued to the investors, resulting in the receipt of net proceeds of approximately $480,000. During June 2004, a registration statement on Form SB-2 covering the shares underlying the Series B Convertible Preferred Stock was declared effective and the second tranche was received and 850 shares of preferred stock were issued for net proceeds of approximately $760,000. Warrants to purchase 1,100,000 shares of common stock at $.135 were issued to the selling agent and warrants to purchase 700,000 shares of common stock at $.10 were issued to a consultant/attorney. The warrants have a term of three years.

During the quarter ended September 30, 2004, 278 shares of Series B Preferred Stock were converted resulting in the issuance of 3,456,000 shares of common stock.

NOTE 6  -  DOLPHIN KNOWLEDGE ACQUISITION

On June 30, 2004, the Company purchased all the issued and outstanding common stock of Dolphin Knowledge, Inc. ("Dolphin") from its shareholders, Mark Beatty and Thor Schueler, for $70,000 in cash and 6,600,000 shares of restricted common stock. Pursuant to the terms of the stock purchase agreement, and a Conversion Rights Agreement entered into in connection therewith, the former Dolphin shareholders have the right to convert the shares of common stock into a new Series C Preferred Stock which are then convertible into 9% of the outstanding common stock of the company, after conversion. This conversion is exercisable only after a conversion by the Company's founders of their shares of common stock into Series A Preferred Stock.

NOTE 7  -  COMMITMENTS AND CONTINGENCIES

Concurrent with the acquisition of Dolphin, the Company entered into three-year employment agreements with the two former shareholders of Dolphin. Annual compensation is $140,000 for each under the agreement. They were also granted stock options to purchase 1,000,000 shares each of common stock at a price of $.12 per share. The options vest ratably over a period of three years and expire on June 30, 2014.

NOTE 8  -  SUBSEQUENT EVENTS

On October 26, 2004, five founding shareholders of the Company, each being an officer and/or director, exercised a right to convert 21,090,944 shares of common stock into shares of Series A Preferred Stock. Pursuant to the terms of the Series A Preferred Stock, the shares issued are convertible, beginning two years from their original issue date, into shares of the Company's common stock representing 50.98% of the outstanding shares of common stock at the time of conversion.

On November 23, 2004, the Company issued $335,000 in principal amount of 12% convertible debentures in exchange for 9,569,000 shares of common stock of Power Tech, Inc. The Company intends to utilize the proceeds from the liquidation of the Power Tech shares to fund an initiative by its subsidiary, Pro Squared, Inc., to develop tools and applications for radio frequency identification tags and other technologies. The debentures are guaranteed by Pro Squared, Inc. and include provisions allowing the holder to accept shares of stock of Pro Squared in payment of principal and/or interest on the debenture. The debentures are convertible, at the option of the holder, into common stock at 75% of the market price based on the average of the lowest five closing prices over the twenty trading days prior to conversion.

In November 2004, the Company entered into an agreement with the holders of the Company's Series B Preferred Stock to purchase $100,000 of a new series of preferred stock that is convertible into common stock at $0.04 per share. Pursuant to the terms of the agreement, the Company agreed to reduce the exercise price of 11,050,000 warrants from $.135 to $0.05 per share. Additionally, the Company agreed to amend the terms of the Series B Preferred Stock to provide for certain conversion price adjustments in the event the Company undertakes future financings at a lower price and to provide for mandatory conversion of the Series B Preferred Stock at such time as the Series A Preferred Stock converts into common stock.

Item 2. Management's Discussion and Analysis

The following discussion is intended to provide an analysis of our financial condition and should be read in conjunction with our financial statements at September 30, 2004 included herein and our financial statements, at December 31, 2003 included in Form 10-KSB and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for our growth, trends in the results of our development, anticipated development plans, operating expenses and our anticipated capital requirements and capital resources. Our actual results could differ materially from the results discussed in the forward-looking statements.

2004 Developments

On June 30, 2004 the Company ("TPG") purchased all the issued and outstanding common stock of Dolphin Knowledge, Inc. ("Dolphin") for $70,000 in cash and 6,600,000 shares of TPG's restricted common stock.( See report on Form 8-k filed July 15, 2004) The results of operations of Dolphin will be included in the consolidated results of operations of TPG commencing July 1, 2004.

On October 26, 2004, five founding shareholders of the Company, each being an officer and/or director, exercised a right to convert 21,090,944 shares of common stock into shares of Series A Preferred Stock. Pursuant to the terms of the Series A Preferred Stock, the shares issued are convertible, beginning two years from their original issue date, into shares of the Company's common stock representing 50.98% of the outstanding shares of common stock at the time of conversion.

In November 23, 2004, the Company issued $335,000 in principal amount of 12% convertible debentures in exchange for 9,569,000 shares of common stock of Power Tech, Inc. The Company intends to utilize the proceeds from the liquidation of the Power Tech shares to fund an initiative by its subsidiary, Pro Squared, Inc., to develop tools and applications for radio frequency identification tags. The debentures are guaranteed by Pro Squared, Inc. and include provisions allowing the holder to accept shares of stock of Pro Squared in payment of principal and/or interest on the debenture. The debentures are convertible, at the option of the holder, into common stock at 75% of the market price based on the average of the lowest five closing prices over the twenty trading days prior to conversion.

In November 2004, the Company entered into an agreement with the holders of the Company's Series B Preferred Stock to purchase $100,000 of a new series of preferred stock that is convertible into common stock at $0.04 per share. Pursuant to the terms of the agreement, the Company agreed to reduce the exercice price of 11,050,000 warrants from $.135 to $0.05 per share. Additionally, the Company agreed to amend the terms of the Series B Preferred Stock to provide for certain conversion price adjustments in the event the Company undertakes future financings at a lower price and to provide for mandatory conversion of the Series B Preferred Stock at such time as the Series A Preferred Stock converts into common stock.

Liquidity and capital resources

To date we have raised funds through the issuance of shares of our common and preferred stock and have increased liquidity through borrowing and factoring our accounts receivable. On March 9, 2004, we entered into a Selling Agent Agreement with First Montauk Securities, Inc. ("First Montauk") to assist us in the sale of our Class B 4% Convertible Preferred Stock. We entered into Securities Purchase Agreements, as amended May 7, 2004, with investors for the Sale of 1,700 Class B 4% Preferred Shares for an aggregate purchase price of $1,700,000 (net proceeds to the Company of $1,240,000, after expense).Each share of the Class B Convertible Preferred Stock is convertible into 12,500 shares of our Common Stock. In addition, we issued warrants to the investors to purchase an aggregate of 11,050,000 shares of our Common Stock at an exercise price of $.135 per share. The warrants have a term of three years and the exercise price is also subject to adjustment if there are certain capital adjustments or similar transactions, such as stock splits or mergers.

As noted above subsequent to September 30, 2004, we issued $335,000 of convertible debentures in exchange for 9,569,000 shares of common stock of Power Tech, Inc. We plan to liquidate these shares and utilize the proceeds to fund the development of tools and applications for radio frequency identification tags (RFID) and other project related technologies. Also, subsequent to September 30, 2004, we entered into an agreement to sell $100,000 of a new series of preferred stock that is convertible into common stock at $0.04 per share.

As of September 30, 2004, we had cash available of $0.00 and total current assets of $758,541. At that same date, we had total current liabilities of $1,937,344 with total liabilities and shareholders' deficit of $1,768,155. We have not established a limit as to the amount of debt we may incur and we have not adopted a ratio of our equity to a debt allowance. If we need to obtain additional financing, the financing may not be available from any source, or may not be available on terms acceptable to us.


RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues were $1,669,694 for the nine months ended September 30, 2004 an increase of approximately $237,910 as compared to the same period in 2003. There were significant new contracts that started in the third quarter of 2004 that raised revenue.

Cost of consulting revenue as a percent of consulting revenue increased to 57% from 36% over the same period in 2003. The Company hired additional consultants for planned work and anticipated growth during this period, primarily in the second quarter. These additional personnel were a part of the strategic plan to increase revenue by having additional capabilities in place. This plan has resulted in new client assignments, but many are starting later than anticipated. All consultants salaries and related costs are now classified as cost of consulting revenues; previously such costs were reflected in cost of sales based on the utilization or billable percentage. Management believes that carrying the cost of consultants in this category more fairly relates these costs to the production of revenue, and that most of this increase is a result of this change.

General and Administrative

Total General and Administrative costs increased by $984,295 for the nine months ended September 30, 2004 to a total of $2,396,292 compared with $1,411,997 for the same period in 2003. Salaries and benefits increased by $368,671 for the first nine months of fiscal year 2004, compared with same period 2003. The primary factors include costs associated with additional personnel employed for increased business development activities and technical support that were added primarily in the second quarter and stock awards to new and key employees. The non cash expense for stock awards in the first nine months of 2004 was $273,761. There is also a restructuring charge of $60,000 accrued in this period for the planned changes in personnel and contract termination charges. The Company also adopted a vacation policy, to attract and retain employees that had a cumulative impact of approximately $100,000 in additional accrued costs in this period.

Professional and consulting fees increased by $198,706 in the nine months of 2004 compared to the same period in 2003. The increase primarily reflects costs associated with increased use of consultants for public relations and strategic planning.

Travel increased $46,521 for the nine months of 2004, compared with the same period 2003. This primarily reflected the hiring of additional sales personnel based in Houston, Dallas, and Ann Arbor, Michigan, and related travel, plus costs associated with other business development travel.

General and administrative, other increased $435,397, for the nine months of 2004 compared to the same period in 2003. This increase is primarily related to costs associated with administrative personnel added during the latter part of 2003 and in 2004 (telephone, insurance, supplies, other), and approximately $200,000 associated with increased investor relations activities and increased advertising expenditures.


RESULTS OF OPERATIONS THREE MONTHS ENDED September 30, 2004

Revenues were $530,988 for the three months ended September 30, 2004, as compared to $369,272 for the same period in 2003. This 43% revenue increase, as compared to the same period in 2003, is a result of new contracts starting late in the third quarter. The Royal Dutch Shell contract started in late September, and new contracts were signed with Marathon Oil Corporation, Men's Wearhouse, BP, Accenture (for work at Kinder Morgan), and several others that contributed to the increasing revenue.

Cost of consulting revenue as a percent of consulting revenue increased to 63% from 33% over the same period in 2003. The Company hired additional consultants for planned work and anticipated growth during this period. These additional personnel were a part of the plan to win new business by having the additional capabilities in place. This plan has resulted in new client assignments, but many are starting later. All direct consultants salaries and related costs are now classified as cost of consulting revenues; previously such costs were only reflected in cost of sales based on the utilization or billable percentage. Management believes that carrying all of the cost of consulting revenue in this category more fairly presents these costs.

General and Administrative

Total General and Administrative costs increased by $37,701 for the third quarter of 2004 to a total of $667,992 compared with $630,291 for the same period in 2003.

Salaries and benefits decreased by $54,404 for the third quarter of fiscal year 2004, compared with same period 2003. The primary factors include charging direct consultant salaries and related to cost of consulting revenues, and cuts in overhead personnel made in the third quarter. Management believes that carrying all of the cost of billable employees in this category more fairly presents these costs.

Professional and consulting fees decreased by $45,595 in in the third quarter 2004 compared to third quarter 2003. The decrease primarily reflects lower costs associated with decreased use of consultants for investor relations and strategic planning.

Travel remained $47,060 for the third quarter of 2004, at the same level as the third quarter 2003. This reflects management of travel and entertainment to ensure it does not increase, despite added work and personnel.

General and administrative, other increased $190,027 for the third quarter of 2004 compared to the same period in 2003. This increase is primarily related to costs associated with administrative personnel added during the latter part of 2003 and in 2004 (telephone, insurance, supplies, other), and approximately $130,000 associated with increased investor relations activities and increased advertising expenditures.

CRITICAL ACCOUNTING POLICIES

As of the end of the period covered by this report, we have evaluated the effectiveness of our critical accounting policies, including the design and operation of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer (CEO) who also serves as chief financial officer. Based on this evaluation, our management, including the CEO, concluded that our disclosure controls and procedures were effective.

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

                                     PART II

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 26, 2004, five founding shareholders of the Company, each being an officer and/or director, exercised a right to convert 21,000,000 shares of common stock into shares of Series A Preferred Stock. Pursuant to the terms of the Series A Preferred Stock, the shares issued are convertible, beginning two years from their original issue date, into shares of the Company's common stock representing 50.05% of the outstanding shares of common stock at the time of conversion.

On November 23, 2004, the Company issued to a single corporate investor $335,000 in principal amount of 12% convertible debentures in exchange for 9,569,000 shares of common stock of Power Tech, Inc. The debentures are guaranteed by Pro Squared, Inc. and include provisions allowing the holder to accept shares of stock of Pro Squared in payment of principal and/or interest on the debenture. The debentures are convertible, at the option of the holder, into common stock at 75% of the market price based on the average of the lowest five closing prices over the twenty trading days prior to conversion.

The issuance of the shares of our Series A Convertible Preferred Stock and the convertible debentures described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. The securities were issued to investors who took the same for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act.

In addition, there was no general solicitation or advertising in connection with the issuance of the securities. All certificates evidencing the securities contain a restrictive legend.

No commissions were paid in connection with the issuance of the referenced securities.

ITEM 6.  EXHIBITS

         Exhibit
          Number                    Description

           10.1 Agreement, dated November 24, 2004, amending terms of Series B Preferred Stock and Warrants

           10.2       12% Convertible Debenture

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

                                                     THE PROJECT GROUP, INC.


                                                     By: /s/ Craig Crawford
                                                         -----------------------
                                                         Craig Crawford
                                                         CEO and President


Date: November 24, 2004