Form 10QSB/A
period 2004-09-30
PROJECT GROUP INC
filed 2004-12-14
CIK 1096789

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 Amendment No. 1

                                       TO

                                   FORM 10-QSB/A

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

     Item 3. Controls and Procedures............................................14

PART II  OTHER INFORMATION

      Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.......15

      Item 6.  Exhibits ........................................................16

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EXPLANATORY NOTE:    This amended quarterly report on Form 10-QSB/A is being
filed to amend the financial statements appearing in Part I, Item I, to reflect revisions noted in the financial statements, footnote 1 to the financial statements, to add footnote 2 to the financial statements, to expand disclosure in footnotes 3, 4, 5, and 6, to revise the discussion of Critical Accounting Policies appearing in the Management's Discussion and Analysis appearing in Part I, Item 2 and to correct clerical errors in Part II, Item 1. All disclosures in this amendment, other than as noted above, are as of the date of the original filing and have not been updated.

                            THE PROJECT GROUP, INC.
                           CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2004
                                  (UNAUDITED)

--------------------------------------------------------------------------------

                                     ASSETS
CURRENT ASSETS
Cash                                                                        $      --
Accounts receivable, net of allowance of $75,000                                567,972
Unbilled receivable                                                              25,698
Prepaid expense and other current assets                                        164,871
                                                                            -----------

Total current assets                                                            758,541
                                                                            -----------

Computers and equipment, net                                                     71,768
Software development, net                                                         9,393
Intangibles, primarily goodwill                                                 928,453
                                                                            -----------

TOTAL ASSETS                                                                $ 1,768,155
                                                                            ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES

Bank overdrafts                                                             $    10,850
Accounts payable                                                                345,105
Accrued liabilities                                                           1,151,673
Notes payable                                                                   392,095
Deferred revenue                                                                 42,600
Accrued interest payable                                                         17,021
                                                                            -----------

   Total current liabilities                                                  1,959,344
                                                                            -----------

SHAREHOLDERS' DEFICIT

Preferred stock, par value $.001, 5,000,000 shares authorized Class A convertible preferred stock, par value $.001,
      2,500,000 shares authorized, none issued                                       --
  Series B 4% convertible preferred stock, liquidation preference of $1,700,000, par value $.001, 1,700 shares authorized, 1,422
      outstanding, 278 issued.                                                        2
Common stock, par value $.001, 100,000,000
   shares authorized, 67,718,850 shares issued
      and outstanding                                                            67,718
Paid-in capital                                                               3,747,548
Accumulated deficit                                                          (4,006,457)
                                                                            -----------

Total shareholders' deficit                                                    (191,189)
                                                                            -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                 $ 1,768,155
                                                                            ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                           THE PROJECT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (UNAUDITED)

--------------------------------------------------------------------------------

                                                    2004                2003
                                                ------------        ------------
CONSULTING REVENUE                              $    530,988        $    369,272

COST OF CONSULTING REVENUE                           334,027             122,211
                                                ------------        ------------

GROSS PROFIT                                         196,961             247,061
                                                ------------        ------------

GENERAL AND ADMINISTRATIVE
   Salaries and benefits                             360,067             294,471
   Professional and consulting fees                   14,584             158,179
   Bad debt expense                                     --                52,000
   Travel and entertainment                           47,060              47,387
   General and administrative, other                 279,357              78,254
                                                ------------        ------------

   Total general and administrative                  701,068             630,291
                                                ------------        ------------

   Loss from operations                             (504,107)           (383,230)

OTHER (INCOME) EXPENSE
   Interest expense                                   42,269              42,006
                                                ------------        ------------

   Loss before income taxes                         (546,376)           (425,236)

INCOME TAX PROVISION                                    --                  --
                                                ------------        ------------

   NET LOSS                                         (546,376)           (425,236)

   Preferred dividends                                17,140                --
                                                ------------        ------------

   LOSS CHARGED TO COMMON SHARES                $   (563,516)       $   (425,236)
                                                ============        ============


Basic and diluted loss per share                $      (0.01)       $      (0.01)
                                                ============        ============

Basic weighted average shares outstanding         66,231,247          50,347,522
                                                ============        ============

                     The accompanying notes are an integral
                      part of these financial statements.

                           THE PROJECT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (UNAUDITED)

--------------------------------------------------------------------------------

                                                     2004                2003
                                                ------------        ------------
CONSULTING REVENUE                              $  1,669,694        $  1,431,784

COST OF CONSULTING REVENUE                           945,574             520,148
                                                ------------        ------------

GROSS PROFIT                                         724,120             911,636
                                                ------------        ------------

GENERAL AND ADMINISTRATIVE
Salaries and benefits                              1,275,893             787,222
Professional and consulting fees                     341,620             240,914
Bad debt expense                                        --                65,000
Travel and entertainment                             174,703             128,182
General and administrative, other                    659,137             190,679
                                                ------------        ------------

Total general and administrative                   2,451,353           1,411,997
                                                ------------        ------------

Loss from operations                              (1,727,233)           (500,361)

OTHER (INCOME) EXPENSE

Interest expense                                     101,482             139,776
                                                ------------        ------------

Loss before income taxes                          (1,828,715)           (640,137)

INCOME TAX PROVISION                                    --                  --
                                                ------------        ------------

   NET LOSS                                       (1,828,715)           (640,137)

Preferred dividends                                   29,995                --

Discount on beneficial conversion
  feature for preferred stock                      1,472,622                   0
                                                ------------        ------------

   LOSS CHARGED TO COMMON SHARES                $ (3,331,332)       $   (640,137)
                                                ============        ============

Basic and diluted loss per share                $      (0.06)       $      (0.01)
                                                ============        ============

Basic weighted average shares outstanding         59,962,709          45,111,875
                                                ============        ============

                     The accompanying notes are an integral
                      part of these financial statements.

                             THE PROJECT GROUP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

--------------------------------------------------------------------------------

                                                                    2004               2003
                                                                -----------        -----------
 OPERATING ACTIVITIES
    Net loss                                                    $(1,828,715)       $  (640,137)
    Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                    31,743             16,185
    Stock issued for services                                       273,161            124,150
    (Increase) decrease in assets:
 Accounts receivable and other assets                              (332,043)           130,078
 Unbilled receivable                                                (12,787)             8,067
 Prepaid expense and other current assets                          (205,981)            17,404
    Increase (decrease) in liabilities:
 Accounts payable and deferred revenue                              332,562            (51,150)
 Accrued liabilities and interest payable                           370,375            327,652
                                                                -----------        -----------

Net cash (used in) provided by operating activities              (1,371,685)           (67,751)
                                                                -----------        -----------

 INVESTING ACTIVITIES
    Purchase of fixed assets                                        (67,136)           (13,048)
    Purchase of investments                                        (123,162)              --
                                                                -----------        -----------

Net cash used in investing activities                              (123,162)           (13,048)
                                                                -----------        -----------

FINANCING ACTIVITIES
    Payment of notes payable to shareholder                            --               (8,903)
    Checks drawn in excess of bank balances                          10,850               --
    Net proceeds from issuance of preferred stock                 1,243,622               --
    Net proceeds (payments) from issuance of note payable           232,378           (117,155)
    Proceeds from exercise of warrants                                 --              210,000
    Preferred dividends                                             (29,995)              --
                                                                -----------        -----------

Net cash provided by financing activities                         1,456,855             83,942
                                                                -----------        -----------

INCREASE IN CASH                                                    (37,992)             3,143
CASH AT BEGINNING OF PERIOD                                          37,992               --
                                                                -----------        -----------
CASH AT END OF PERIOD                                           $      --          $     3,143
                                                                ===========        ===========

SUPPLEMENTAL INFORMATION
    Interest paid                                               $    94,374        $   124,374
                                                                ===========        ===========
    Common stock issued for services, including
    deferred portion                                            $   278,497        $   426,900
                                                                ===========        ===========
    Conversion of note payable to common stock                  $      --          $    98,000
                                                                ===========        ===========
    Purchase of investment for stock                            $   792,000        $      --
                                                                ===========        ===========
    Reduction in subscriptions receivable                       $      --          $     2,609
                                                                ===========        ===========
    Discount on beneficial conversion feature
      for preferred stock                                       $ 1,472,622        $      --
                                                                ===========        ===========

                     The accompanying notes are an integral
                      part of these financial statements.

                             THE PROJECT GROUP, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                    UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

The Project Group, Inc. ("the Company") provides project management and integration consulting services throughout the United States. These consulting services enable its clients to collaborate more effectively both internally (within groups, departments and project teams) and externally with their partners.

The accompanying unaudited financial statements of The Project Group have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation, have been included in the accompanying unaudited financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

The financial statements were revised to reflect a reclass of approximately $11,000 of interest expense to general and administrative, other, for the three months ended September 30, 2004. For the nine months ended September 30, 2004 approximately $33,000 was reclassed from interest expense to general and administrative, other, and $22,000 of additional payroll expense and accrued liabilities was recorded. In addition, $1,472,622 was recorded as discount on beneficial conversion feature for preferred stock occurring in the first quarter ending 2004.

These financial statements should be read in conjunction with the financial statements and footnotes of The Project Group on Form 10-KSB for the year ended December 31, 2003.


NOTE 2 - STOCK BASED COMPENSATION

The Project Group accounts for its employee stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Project Group granted 2,750,000 options to purchase common stock to employees in the nine months ending September 30, 2004. All options vest ratably, 2,000,000, 500,000, and 250,000 have an exercise price of $.12, $.22, and $.22, respectively, on the date of grant and expire 10, 3, and 1 years, respectively from the date of grant. The Project Group recorded no compensation expense because the exercise price at the date of grant was greater than or equal to market price during the nine months ended September 30, 2004.

The following table illustrates the effect on net loss and net loss per share if The Project Group had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.


                                              Three Months Ended                Nine Months Ended
                                                 September 30,                     September 30,
                                            2004             2003             2004             2003
                                         -----------      -----------      -----------      -----------
Net loss charged to common
  shareholders                           $  (563,516)     $  (425,236)     $(3,331,332)     $  (640,137)
Add:   stock based compensation
       determined under intrinsic
       value based method                          0                0                0                0
Less:  stock based compensation
       determined under fair value
       based method                          (12,292)              (0)         (19,583)              (0)
                                         -----------      -----------      -----------      -----------
Pro forma net loss available to
  common shareholders                    $  (575,808)     $  (425,236)     $(3,350,915)     $  (640,137)
                                         ===========      ===========      ===========      ===========
Basic and diluted net loss per share
     As reported                         $      (.01)     $      (.01)     $      (.06)     $      (.01)
                                         ===========      ===========      ===========      ===========
     Pro forma                           $      (.01)     $      (.01)     $      (.06)     $      (.01)
                                         ===========      ===========      ===========      ===========

NOTE 3  -  CAPITAL STOCK

On March 9, 2004, and as amended May 7, 2004, The Project Group sold 1,700 shares of newly created 4% Series B Convertible Preferred Stock and 11,050,000 warrants for $1,700,000, to be funded in two equal tranches of $850,000. Each preferred share is convertible into 12,500 shares of common stock. During March 2004, the first tranche was received and 850 shares of preferred stock and warrants to purchase 11,050,000 shares of common stock at $.135 were issued to the investors, resulting in the receipt of net proceeds of approximately $480,000. During June 2004, a registration statement on Form SB-2 covering the shares underlying the Series B Convertible Preferred Stock was declared effective and the second tranche was received and 850 shares of preferred stock were issued for net proceeds of approximately $760,000. In connection with the offering warrants to purchase 1,100,000 shares of common stock at $.135 were issued to the selling agent and warrants to purchase 700,000 shares of common stock at $.10 were issued to a consultant/attorney. All warrants expire in three years. The relative fair value of the warrants was $593,616, which created a discount on the preferred stock. The conversion feature embedded in the preferred stock created a beneficial conversion feature totaling $879,006.
Both discounts will be amortized as dividends on the preferred stock from the date of issuance through the earliest date at which the preferred stock can be converted. The entire discount was amortized immediately because the holder can convert immediately. The following table summarizes the transaction:

            Cash received:                                      $1,472,622
            Less: Discount related to warrants        (593,616)
                  Discount related to beneficial
                    conversion feature                (879,006)
                                                    ----------
            Total discount                                      (1,472,622)
            Amortization of discount: preferred
              dividends                                          1,472,622
                                                                ----------
            Book value of preferred stock as of
              9/30/2004                                         $1,472,622
                                                                ==========

The Series B Preferred Stock has voting rights equivalent to the number of shares of common stock the Series B Preferred Stock is Convertible into.

During the quarter ended September 30, 2004, 278 shares of Series B Preferred Stock were converted resulting in the issuance of 3,475,000 shares of common stock.

During the nine months ending September 30, 2004 the Project Group issued 1,866,850 shares of common stock valued at $264,469 for service.

NOTE 4 - DOLPHIN KNOWLEDGE ACQUISITION

On June 30, 2004, The Project Group purchased all the issued and outstanding common stock of Dolphin Knowledge, Inc. ("Dolphin") from its shareholders, Mark Beatty and Thor Schueler, for $70,000 in cash and 6,600,000 shares of restricted common stock. Pursuant to the terms of the stock purchase agreement, and a Conversion Rights Agreement entered into in connection therewith, the former Dolphin shareholders have the right to convert the shares of common stock into a new Series C Preferred Stock which are then convertible into 9% of the outstanding common stock of The Project Group, after conversion. This conversion is exercisable only after a conversion by The Project Group founders of their shares of common stock into Series A Preferred Stock. Due to the automatic right given to control 9% of the Company, any future conversions by the founders will result in a change to goodwill.

On October 26, 2004, the founders exercised their option to convert their common stock to Series A preferred stock (see Note 6). Dolphin's former shareholders now have the unrestricted right to convert for ninety days, which will be valued and recorded as additional goodwill in the fourth quarter of 2004.

The Series C Preferred Stock has voting rights equivalent to the number of shares of common stock the Series C Preferred Stock is convertible into.

NOTE 5  -  COMMITMENTS AND CONTINGENCIES

Concurrent with the acquisition of Dolphin, The Project Group entered into three-year employment agreements with the two former shareholders of Dolphin. Annual compensation is $140,000 for each under the agreement. They were also granted stock options to purchase 1,000,000 shares each of common stock at a price of $.12 per share. The options vest ratably over a period of three years and expire on June 30, 2014. There is no expense recorded for these options because the exercise price at the date of grant was greater than the market price. Fair value has been included in the Note 2 disclosure.

NOTE 6  -  SUBSEQUENT EVENTS

On October 26, 2004, five founding shareholders of The Project Group, each being an officer and/or director, exercised a right to convert 21,090,944 shares of common stock into shares of Series A Preferred Stock. Pursuant to the terms of the Series A Preferred Stock, the shares issued are convertible, beginning two years from their original issue date, into shares of the The Project Group's common stock representing 50.98% of the outstanding shares of common stock at the time of conversion.

On November 23, 2004, The Project Group issued two year $335,000 12% convertible debentures in exchange for 9,569,000 shares of common stock of Power Tech, Inc. The Project Group intends to utilize the proceeds from the liquidation of the Power Tech shares to fund an initiative by its subsidiary, Pro Squared, Inc., to develop tools and applications for radio frequency identification tags and other technologies. The debentures include provisions allowing the holder to accept shares of Pro Squared common stock held by The Project Group, Inc., in payment of principal and/or interest on the debenture. Pro Squared has guaranteed the obligations of The Project Group, Inc., with respect to the delivery of shares of Pro Squared common stock should the holder of the debentures elect to accept Pro Squared common stock in payment of principal and/or interest. The debentures are convertible, at the option of the holder, into common stock of the Project Group at 75% of the market's price based on the average of the lowest five closing prices over the twenty trading days prior to conversion. This conversion right is considered a beneficial conversion feature and is valued at $281,667 which will result in this charge being amortized as additional interest expense over the two-year life of this note.

The Series A Preferred Stock has voting rights equivalent to the number of shares of common stock the Series A Preferred Stock is convertible into.

In November 2004, the Company issued 100 shares of Series D Preferred Stock to twelve investors for an aggregate of $100,000. The Series D Preferred Stock is convertible into Common Stock at the election of the holders at $0.04 per share.

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

In November 2004, the Company entered into an agreement with the holders of the Company's Series B Preferred Stock to purchase $100,000 of Series D preferred stock that is convertible into common stock at $0.04 per share and issued 100 shares to twelve investors for an aggregate $100,000. Pursuant to the terms of the agreement, the Company agreed to reduce the exercise price of 11,050,000 warrants from $.135 to $0.05 per share. Additionally, the Company agreed to amend the terms of the Series B Preferred Stock to provide for certain conversion price adjustments in the event the Company undertakes future financings at a lower price and to provide for mandatory conversion of the Series B Preferred Stock at such time as the Series A Preferred Stock converts into common stock.

Liquidity and capital resources

To date we have raised funds through the issuance of shares of our common and preferred stock and have increased liquidity through borrowing and factoring our accounts receivable. On March 9, 2004, we entered into a Selling Agent Agreement with First Montauk Securities, Inc. ("First Montauk") to assist us in the sale of our Class B 4% Convertible Preferred Stock. We entered into Securities Purchase Agreements, as amended May 7, 2004, with investors for the Sale of 1,700 Class B 4% Preferred Shares for an aggregate purchase price of $1,700,000 (net proceeds to the Company of $1,240,000, after expense). Each share of the Class B Convertible Preferred Stock is convertible into 12,500 shares of our Common Stock. In addition, we issued warrants to the investors to purchase an aggregate of 11,050,000 shares of our Common Stock at an exercise price of $.135 per share. The warrants have a term of three years and the exercise price is also subject to adjustment if there are certain capital adjustments or similar transactions, such as stock splits or mergers.

As noted above subsequent to September 30, 2004, we issued $335,000 of convertible debentures in exchange for 9,569,000 shares of common stock of Power Tech, Inc. We plan to liquidate these shares and utilize the proceeds to fund the development of tools and applications for radio frequency identification tags (RFID) and other project related technologies. In November 2004, the Company issued 100 shares of Series D Preferred Stock to twelve investors for an aggregate of $100,000. The Series D Preferred Stock is convertible into Common Stock at the election of the holders at $0.04 per share.

As of September 30, 2004, we had cash available of $0.00 and total current assets of $758,541. At that same date, we had total current liabilities of $1,959,344 with total liabilities and shareholders' deficit of $1,768,155. We have not established a limit as to the amount of debt we may incur and we have not adopted a ratio of our equity to a debt allowance. If we need to obtain additional financing, the financing may not be available from any source, or may not be available on terms acceptable to us.

RESULTS OF OPERATIONS NINE MONTHS ENDED SEPTEMBER 30, 2004

Revenues were $1,669,694 for the nine months ended September 30, 2004 an increase of approximately $237,910 as compared to the same period in 2003. There were significant new contracts that started in the third quarter of 2004 that raised revenue.

Cost of consulting revenue as a percent of consulting revenue increased to 57% from 36% over the same period in 2003. The Company hired additional consultants for planned work and anticipated growth during this period, primarily in the second quarter. These additional personnel were a part of the strategic plan to increase revenue by having additional capabilities in place. This plan has resulted in new client assignments, but many are starting later than anticipated. All consultants salaries and related costs are now classified as cost of consulting revenues; previously such costs were reflected in cost of sales based on the utilization or billable percentage. Adoption of this method in prior comparable periods for this presentation resulted in a reclassification of previously-presented results. Management believes that carrying the cost of consultants in this category more fairly relates these costs to the production of revenue, and that most of this increase is a result of this change.

General and Administrative

Total General and Administrative costs increased by $1,039,356 for the nine months ended September 30, 2004 to a total of $2,451,353 compared with $1,411,997 for the same period in 2003. Salaries and benefits increased by $488,671 for the first nine months of fiscal year 2004, compared with same period 2003. The primary factors include costs associated with additional personnel employed for increased business development activities and technical support that were added primarily in the second quarter and stock awards to new and key employees. The non cash expense for stock awards in the first nine months of 2004 was $273,761. There is also a restructuring charge of $60,000 accrued in this period for the planned changes in personnel and contract termination charges. The Company also adopted a vacation policy, to attract and retain employees that had a cumulative impact of approximately $100,000 in additional accrued costs in this period.

Professional and consulting fees increased by $100,706 in the nine months of 2004 compared to the same period in 2003. The increase primarily reflects costs associated with increased use of consultants for public relations and strategic planning.

Travel increased $46,521 for the nine months of 2004, compared with the same period 2003. This primarily reflected the hiring of additional sales personnel based in Houston, Dallas, and Ann Arbor, Michigan, and related travel, plus costs associated with other business development travel.

General and administrative, other increased $468,458, for the nine months of 2004 compared to the same period in 2003. This increase is primarily related to costs associated with administrative personnel added during the latter part of 2003 and in 2004 (telephone, insurance, supplies, other), and approximately $200,000 associated with increased investor relations activities and increased advertising expenditures.


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

Cost of consulting revenue as a percent of consulting revenue increased to 63% from 33% over the same period in 2003. The Company hired additional consultants for planned work and anticipated growth during this period. These additional personnel were a part of the plan to win new business by having the additional capabilities in place. This plan has resulted in new client assignments, but many are starting later. All direct consultants salaries and related costs are now classified as cost of consulting revenues; previously such costs were only reflected in cost of sales based on the utilization or billable percentage. Adoption of this method in prior comparable periods for this presentation resulted in a reclassification of previously presented results. Management believes that carrying all of the cost of consulting revenue in this category more fairly presents these costs.

General and Administrative

Total General and Administrative costs increased by $70,777 for the third quarter of 2004 to a total of $701,068 compared with $630,291 for the same period in 2003.

Salaries and benefits increased by $65,596 for the third quarter of fiscal year 2004, compared with same period 2003. The primary factor for the increase is the restructuring charge of $60,000 accrued in this period for the planned changes in personnel and contract termination charges.

Professional and consulting fees decreased by $143,595 in the third quarter 2004 compared to third quarter 2003. The decrease primarily reflects lower costs associated with decreased use of consultants for investor relations and strategic planning.

Travel remained $47,060 for the third quarter of 2004, at the same level as the third quarter 2003. This reflects management of travel and entertainment to ensure it does not increase, despite added work and personnel.

General and administrative, other increased $201,103 for the third quarter of 2004 compared to the same period in 2003. This increase is primarily related to costs associated with administrative personnel added during the latter part of 2003 and in 2004 (telephone, insurance, supplies, other), and approximately $130,000 associated with increased investor relations activities and increased advertising expenditures.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities. These estimates and assumptions are affected by management's application of accounting policies. We evaluate our estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Critical accounting policies for us include revenue recognition, allowance for doubtful accounts, impairment of goodwill, and accounting for income taxes. Actual results may differ from these estimates under different assumptions or conditions.

REVENUE RECOGNITION

Consulting revenue is recognized as services are performed. Contracts are based on hourly rates, are cancelable by either party and do not contain any refund provisions. The Company does not have any fixed price long-term contracts. The Company believes that revenue is recorded in accordance with Securities and Exchange Commission Staff Accounting Bulletin 101 and 104, "Revenue Recognition."

ALLOWANCE FOR DOUBTFUL ACCOUNTS

We extend credit to customers and other parties in the normal course of business. Further, we regularly review outstanding receivables and provide for estimated losses through an allowance for doubtful accounts. In evaluating the level of established reserves, we make judgments regarding our customers' ability to make required payments, economic events and other factors. As the financial condition of these parties change, circumstances develop or additional information becomes available, adjustments to the allowance for doubtful accounts may be required. In the event we were to determine that a customer may not be able to make required payments, we would increase the allowance through a charge to income in the period in which that determination is made.

GOODWILL AND OTHER INTANGIBLE ASSETS

SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

INCOME TAXES

SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

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

In November 2004, the Company issued 100 shares of Series D Preferred Stock to twelve investors for an aggregate of $100,000. The Series D Preferred Stock is convertible into Common Stock at the election of the holders at $0.04 per share.

The issuance of the shares of our Series A Convertible Preferred Stock, Series D Convertible Preferred Stock and the convertible debentures described above was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended and related state private offering exemptions. The securities were issued to investors who took the same for investment purposes without a view to distribution and had access to information concerning the Company and its business prospects, as required by the Securities Act.

In addition, there was no general solicitation or advertising in connection with the issuance of the securities. All certificates evidencing the securities contain a restrictive legend.

No commissions were paid in connection with the issuance of the referenced securities.

ITEM 6.  EXHIBITS

         Exhibit
          Number                    Description

            4.1 Certificate of Designations, preferences, and rights and number of shares of Series D 4% Redeemable Preferred Stock

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


Date: December 14, 2004